Form 10-Q
period 2011-01-31
Health in Harmony, Inc.
filed 2011-04-06
CIK 1508363

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-171546

HEALTH IN HARMONY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	8322	98-0576696
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

11107-50th Avenue
Edmonton, Alberta,
Canada,
 T6H 0J1
 (Address of principal executive offices)

(780) 809-0611
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐
☒ Non-accelerated filer ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☒ No ☐

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at April 6, 2011 was 6,900,000.

Statement Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended Section 21E of the Securities Exchanged Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward looking statements also include statements such as changes in national and local government legislation, taxation, controls, regulations and political or economic changes in the United States or other countries in which we may carry on business in the future; business opportunities that may be presented to or pursued by us; our ability to integrate acquisitions successfully. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements.

PART I.
Item 1. Financial Statements.

HEALTH IN HARMONY INC. (A Development Stage Company) BALANCE SHEET

	January 31, 2011 - $ -	October 31, 2010 - $ -
		(Audited)
ASSETS
Current assets
Cash	31,752	38,463
Total current assets	31,752	38,463
Total assets	31,752	38,463

LIABILITIES

Current liabilities
Accrued expenses	9,000	-
Advance – related party	10,000	10,000
Total current liabilities	19,000	10,000

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
6,900,000 common shares as of January 31, 2011 and October 31, 2010 respectively	6,900	6,900
Additional paid in capital	60,100	57,100
Deficit accumulated during the development stage	(54,248)	(35,537)
Total stockholders’ equity	12,752	28,463
Total liabilities and stockholders’ equity	31,752	38,463

See accompanying note to financial statements

HEALTH IN HARMONY INC. (A Development Stage Company) STATEMENTS OF OPERATIONS Three months ended January 31, 2011 and 2010 Period from March 26, 2008 (Inception) to January 31, 2011 (Unaudited)

	Three months ended January 31, 2011 - $ -	Three months ended January 31, 2010 - $ -	Period from March 26, 2008 (Inception) to January 31, 2011 - $ -
Management fees	1,500	1,500	17,000
Rent	1,500	1,500	17,000
Impairment of intangible asset	-	-	4,000
General and administrative	15,711	-	16,248

Net loss	18,711	3,000	54,248

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding	6,900,000	4,000,000

See accompanying note to financial statements

HEALTH IN HARMONY INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS Three months ended January 31, 2011 and 2010 Period from March 26, 2008 (Inception) through January 31, 2011 (Unaudited)

	Three months ended January 31, 2011 - $ -	Three months ended January 31, 2010 - $ -	Period from March 26, 2008 (Inception) through January 31, 2011 - $ -
CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	(18,711)	(3,000)	(54,248)
Donated Services	3,000	3,000	34,000
Impairment of intangible asset	-	-	4,000
Adjustments to reconcile net loss to cash used in operating activities:
Accounts payables and accrued liabilities	9,000	-	9,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,711)	-	(7,248)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	-	10,000
Proceeds from sale of common stock	-	-	29,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	39,000
NET INCREASE (DECREASE) IN CASH	(6,711)	-	31,752
Cash, beginning of period	38,463	-	-
Cash, end of period	31,752	-	31,752

Supplemental cash flow information:
Interest paid	-	-	-
Taxes paid	-	-	-
Non-cash transactions:
Stock issued for acquisition of intangible asset	-	-	4,000

See accompanying note to financial statements

HEALTH IN HARMONY INC. NOTE TO FINANCIAL STATEMENTS (A Development Stage Company) January 31, 2011

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Health In Harmony Inc.. ("Health" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010, as reported in the Form S-1, have been omitted.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

Note 2 – Related Party Transactions

The President of the Company provides management services and office premises to the Company at no charge. The donated management services and office premises are each valued at $500 per month.

During the year ended October 31, 2010, an amount of $10,000 was received in cash as an advance from the president of the Company.  The amount is unsecured, non-interest bearing and has no specified terms of repayment.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of our company. It should be read in conjunction with the financial statements and accompanying notes.

Plan of Operation

Over the next twelve months we intend to market our wellness program, consisting of various physical and mental activities designed for use by the elderly, to resellers who would market and present the wellness program. The program’s goal is to keep the elderly physically active and mentally engaged and challenged. Resellers would be granted exclusive rights to market and present the wellness program in a specified geographical region. Resellers would be required to pay us a negotiated percentage of their revenues. Initially, we do not plan to charge upfront fees to the resellers for exclusive rights to geographical regions. Provided we gain market acceptance, we intend to charge a regional license fee to subsequent resellers. We expect the wellness program to be presented at independent wellness centers, community centers, centers for the elderly, nursing homes and assisted living homes.

Over the next twelve months we expect to require $120,000 in financing to commence our planned operations. Our current cash resources are insufficient to finance our planned expenditures. To successfully commence our planned operations we will need to raise approximately $90,000 in additional financing. We anticipate raising the funds through the sale of our common stock and further loans from our President. However, there are no assurances that we will be able to raise funds via either of these two options. Our ability to raise financing in the equity markets are uncertain as the equity markets, in recent years, have been depressed especially for start-up companies like ourselves. We expect that our President will extend further loans to us but she has no obligation or commitment to do so.

Results of Operations

Three-Month Period Ended January 31, 2011 and 2010

We did not earn any revenues during the three-month period ended January 31, 2011 (three-month period ended January 31, 2010: $Nil).

We incurred operating expenses in the amount of $18,711 for the three-month period ended January 31, 2011 (three-month period ended January 31, 2010: $3,000). These operating expenses, comprised of general and administration expenses of $15,711 (three-month period ended January 31, 2010: $Nil), donated rent of $1,500 (three-month period ended January 31, 2010: $1,500) and donated management fees of $1,500 (three-month period ended January 31, 2010: $1,500).

Liquidity and Capital Resources

We do not have any credit facilities or other commitments for debt or equity financing.  No assurances can be given that advances when needed will be available.  We need funding to undertake our operations. Private capital, if sought, will be sought from private and institutional investors.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.  If a market for our shares ever develops, of which there can be no assurances, we will use shares to compensate employees/consultants and independent contractors wherever possible.

We will incur ongoing expenses associated with professional fees for accounting, legal, and a host of other expenses for annual reports and proxy statements.  We estimate that these costs will range up to $30,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  These obligations will reduce our ability and resources to fund other aspects of our business.  We hope to be able to use our status as a public company to increase our ability to use non-cash means of settling obligations and compensate certain independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts.

We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate certain persons and/or firms providing services to us or with whom we do business, although there can be no assurances that we will be successful in any of those efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2010 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Changes in internal control over financial reporting

There have been no changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended January 31, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Balance Sheets as of January 31, 2011 and October 31, 2010 (Audited).

Statements of Operations for the three-month periods ended January 31, 2011 and 2010 and the Period from March 26, 2008 (Inception) to January 31, 2011.

Statements of Cash Flows for the three-month periods ended January 31, 2011 and 2010 and the Period from March 26, 2008 (Inception) to January 31, 2011.

Notes to Financial Statements.

(2) Exhibits filed as part of this Report:

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports filed on Form 8-K during the quarter ended January 31, 2011:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 6, 2011	Health in Harmony Inc. (Registrant)

/s/ Tammy DuPerron
By: Tammy DuPerron
Title: President and Chief Executive Officer

/s/ Tammy DuPerron
By: Tammy DuPerron
Chief Financial Officer