Form 10-Q
period 2011-04-30
Health in Harmony, Inc.
filed 2011-05-26
CIK 1508363

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File No. 333-171546

HEALTH IN HARMONY INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	8322 (Primary Standard Industrial Classification Code Number)	98-0576696 (I.R.S. Employer Identification No.)

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 16, 2011 was 6,900,000.

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

PART I.
Item 1. Financial Statements.

HEALTH IN HARMONY INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2011

HEALTH IN HARMONY INC. (A Development Stage Company) BALANCE SHEETS
	April 30, 2011 (Unaudited) - $ -	October 31, 2010 - $ -

ASSETS
Current assets
Cash	31,421	38,463
Total current assets	31,421	38,463
Total assets	31,421	38,463

LIABILITIES

Current liabilities
Accrued expenses	8,301	-
Advance – related party	10,000	10,000
Total current liabilities	18,301	10,000

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares
With a par value of $0.001
Issued and Outstanding:
6,900,000 common shares as of April 30, 2011 and October 31, 2010 respectively	6,900	6,900
Additional paid up capital	63,100	57,100
Deficit accumulated during the development stage	(56,880)	(35,537)
Total stockholders’ equity	13,120	28,463
Total liabilities and stockholders’ equity	31,421	38,463

– See Accompanying note to financial statements–

HEALTH IN HARMONY INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended April 30,2011 - $ -	Three months ended April 30, 2010 - $ -	Six months ended April 30, 2011 - $ -	Six months ended April 30, 2010 - $ -	Period from March 26, 2008 (Inception) to April 30, 2011 - $ -

Expenses
Management fees	1,500	1,500	3,000	3,000	18,500
Rent	1,500	1,500	3,000	3,000	18,500
Impairment of intangible asset	-	-	-	-	4,000
General and administrative	(368)	-	15,343	-	15,880
Net loss	2,632	3,000	21,343	6,000	56,880

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	6,900,000	6,900,000	6,900,000	6,900,000

– See Accompanying note to financial statements–

HEALTH IN HARMONY INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended April 30, 2011 - $ -	Six months ended April 30, 2010 - $ -	Period from March 26, 2008 (Inception) to April 30, 2011 - $ -

Cash Flows From Operating Activities
Net loss	(21,343)	(6,000)	(56,880)
Donated services	6,000	6,000	37,000
Impairment of intangible asset	-	-	4,000
Adjustments to reconcile net loss to cash used in operating activities:
Accounts payables and accrued liabilities	8,301	-	8,301
Net cash used in operations	(7,042)	-	(7,579)

Cash Flows From Financing Activities
Advances from related party	-	-	10,000
Proceeds from sale of common stock	-	-	29,000
Net cash provided by financing activities	-	-	39,000

Increase (Decrease) In Cash	(7,042)	-	31,421

Cash, beginning	38,463	-	-
Cash, ending	31,421	-	31,421

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-
Non-cash transactions:
Stock issued for acquisition of intangible asset	-	-	4,000

– See Accompanying note to financial statements–

HEALTH IN HARMONY INC.
(A Development Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

APRIL 30, 2011
(Unaudited)

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

During the year ended October 31, 2010, an amount of $10,000 was received in cash as an advance from the president of the Company.  The amount remains outstanding and is unsecured, non-interest bearing and has no specified terms of repayment.

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

Results of Operations

Three-Month Period Ended April 30, 2011 and 2010

We did not earn any revenues during the three-month period ended April 30, 2011 (three-month period ended April 30, 2010: $Nil).

We incurred operating expenses in the amount of $2,632 for the three-month period ended April 30, 2011 (three-month period ended April 30, 2010: $3,000). These operating expenses, comprised of general and administration expenses of $(368) due to changes in estimates of expenses made in previous period (three-month period ended April 30, 2010: $Nil), donated rent of $1,500 (three-month period ended April 30, 2010: $1,500) and donated management fees of $1,500 (three-month period ended April 30, 2010: $1,500).

Six-Month Period Ended April 30, 2011 and 2010

We did not earn any revenues during the six-month period ended April 30, 2011 (six-month period ended April 30, 2010: $Nil).

We incurred operating expenses in the amount of $21,343 for the six-month period ended April 30, 2011 (six-month period ended April 30, 2010: $6,000). These operating expenses, comprised of general and administration expenses of $15,343 (six-month period ended April 30, 2010: $Nil), donated rent of $3,000 (six-month period ended April 30, 2010: $3,000) and donated management fees of $3,000 (six-month period ended April 30, 2010: $3,000).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended April 30, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.     Exhibits

(a)  The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Balance Sheets as of April 30, 2011 and October 31, 2010 (Audited).

Statements of Operations for the three and six month periods ended April 30, 2011 and 2010 and the Period from March 26, 2008 (Inception) to April 30, 2011.

Statements of Cash Flows for the six month period ended April 30, 2011 and 2010 and the Period from March 26, 2008 (Inception) to April 30, 2011.

Notes to Financial Statements
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

(b)  Reports filed on Form 8-K during the quarter ended April 30, 2011:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2011	Health in Harmony Inc. (Registrant)

/s/ Tammy DuPerron
By: Tammy DuPerron
Title: President and Chief Executive Officer

/s/ Tammy DuPerron
By: Tammy DuPerron
Chief Financial Officer