Form 10-Q
period 2011-07-31
Health in Harmony, Inc.
filed 2011-09-06
CIK 1508363

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2011

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

Large accelerated filer ☐  Accelerated filer ☐
Non-accelerated filer ☒ Smaller reporting company ☒

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

PART I.
Item 1. Financial Statements.

HEALTH IN HARMONY INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2011

HEALTH IN HARMONY INC. (A Development Stage Company) BALANCE SHEETS
	July 31, 2011 (Unaudited) - $ -	October 31, 2010 - $ -

ASSETS
Current
Cash	21,241	38,463
Total current assets	21,241	38,463
Total assets	21,241	38,463

LIABILITIES
Current
Advance - related party	10,000	10,000
Total current liabilities	10,000	10,000

STOCKHOLDERS’ EQUITY
Authorized:
75,000,000 common shares
With a par value of $0.001
Issued and Outstanding:
6,900,000 common shares as of July 31, 2011 and October 31, 2010 respectively	6,900	6,900
Additional paid in capital	66,100	57,100
Deficit accumulated during the development stage	(61,759)	(35,537)
Total stockholders’ equity	11,241	28,463
Total liabilities and stockholders’ equity	21,241	38,463

– See Accompanying Notes to financial statements –

HEALTH IN HARMONY INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended July 31, 2011 - $ -	Three months ended July 31, 2010 - $ -	Nine months ended July 31, 2011 - $ -	Nine months ended July 31, 2010 - $ -	Period from March 26, 2008 (Inception) to July 31, 2011 - $ -

Expenses
Management fees	1,500	1,500	4,500	4,500	20,000
Rent	1,500	1,500	4,500	4,500	20,000
Impairment of intangible asset	-	-	-	-	4,000
General and administrative	1,879	532	17,222	532	17,759
Net loss	4,879	3,532	26,222	9,532	61,759

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	6,900,000	5,106,522	6,900,000	5,106,522

– See Accompanying Notes to financial statements –

HEALTH IN HARMONY INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended July 31, 2011 - $ -	Nine months ended July 31, 2010 - $ -	Period from March 26, 2008 (Inception) to July 31, 2011 - $ -

Cash Flows From Operating Activities
Net loss	(26,222)	(9,532)	(61,759)
Donated services	9,000	9,000	40,000
Impairment of intangible asset	-	-	4,000
Adjustments to reconcile net loss to cash used in operating activities:
Accounts payable and accrued liabilities	-	-	-
Net cash used in operations	(17,222)	(532)	(17,759)

Cash Flows From Financing Activities
Advances from related party	-	10,000	10,000
Proceeds from sale of common stock	-	28,000	29,000
Net cash provided by financing activities	-	38,000	39,000

Increase (Decrease) In Cash	(17,222)	37,468	21,241

Cash, beginning	38,463	-	-
Cash, ending	21,241	37,468	21,241

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-
Non-cash transactions:	-	-	-
Stock issued for acquisition of intangible asset	-	-	4,000

- See Accompanying Notes to financial statements -

HEALTH IN HARMONY INC.
(A Development Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

JULY 31, 2011
(Unaudited)

Note 1 - BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended October 31, 2010, included in the Company’s Form S-1 and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form S-1. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the nine months ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011.

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

Note 2 - RELATED PARTY TRANSACTIONS

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

Over the next twelve months we expect to require $120,000 in financing to commence our planned operations. Our current cash resources are insufficient to finance our planned expenditures. To successfully commence our planned operations we will need to raise approximately $100,000 in additional financing. We anticipate raising the funds through the sale of our common stock and further loans from our President. However, there are no assurances that we will be able to raise funds via either of these two options. Our ability to raise financing in the equity markets are uncertain as the equity markets, in recent years, have been depressed especially for start-up companies like ourselves. We expect that our President will extend further loans to us but she has no obligation or commitment to do so.

Results of Operations

Three-Month Period Ended July 31, 2011 and 2010

We did not earn any revenues during the three-month period ended July 31, 2011 (three-month period ended July 31, 2010: $Nil).

We incurred operating expenses in the amount of $4,879 for the three-month period ended July 31, 2011 (three-month period ended July 31, 2010: $3,532). These operating expenses, comprised of general and administration expenses of $1,879 (three-month period ended July 31, 2010: $532), donated rent of $1,500 (three-month period ended July 31, 2010: $1,500) and donated management fees of $1,500 (three-month period ended July 31, 2010: $1,500).

Nine-Month Period Ended July 31, 2011 and 2010

We did not earn any revenues during the nine-month period ended July 31, 2011 (nine-month period ended July 31, 2010: $Nil).

We incurred operating expenses in the amount of $26,222 for the nine-month period ended July 31, 2011 (nine-month period ended July 31, 2010: $9,532). These operating expenses, comprised of general and administration expenses of $17,222 (nine-month period ended July 31, 2010: $532), donated rent of $4,500 (nine-month period ended July 31, 2010: $4,500) and donated management fees of $4,500 (nine-month period ended July 31, 2010: $4,500).

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

We will incur ongoing expenses associated with professional fees for accounting, legal, and a host of other expenses for annual reports and proxy statements.  We estimate that these costs will range up to $30,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  These obligations will reduce our ability and resources to fund other aspects of our business.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate certain persons and/or firms providing services to us or with whom we do business, although there can be no assurances that we will be successful in any of those efforts.

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

Limitations on the Effectiveness of Controls

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

None.

Item 6. Exhibits

(a)  The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Balance Sheets as of July 31, 2011 and October 31, 2010 (Audited).

Statements of Operations for the three and nine month periods ended July 31, 2011 and 2010 and the Period from March 26, 2008 (Inception) to July 31, 2011.

Statements of Cash Flows for the nine month periods ended July 31, 2011 and 2010 and the Period from March 26, 2008 (Inception) to July 31, 2011.

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

(b)  Reports filed on Form 8-K during the quarter ended July 31, 2011:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 26, 2011	Health in Harmony Inc. (Registrant)

/s/ Tammy DuPerron
By: Tammy DuPerron
Title: President and Chief Executive Officer

/s/ Tammy DuPerron
By: Tammy DuPerron
Chief Financial Officer