Form 10-K
period 2011-10-31
Health in Harmony, Inc.
filed 2011-12-20
CIK 1508363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-136167

HEALTH IN HARMONY INC.

(Name of small business issuer in its charter)

Nevada	98-0576696
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11107-50th Avenue

Edmonton, Alberta,

Canada,

T6H 0J1

(Address of principal executive offices)

(780) 809-0611

Issuer’s telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [X] No [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes[ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.).

$69,000 as at November 25, 2011 based on the price at which the common equity was sold

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

6,900,000 shares of common stock as at December 20, 2011

PART I

ITEM 1: BUSINESS

Forward-Looking Statements

This annual report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

As used in this ANNUAL report, the terms “we”, “us”, “our” and “the Company” mean Health in Harmony Inc., unless otherwise indicated.

Corporate Overview

On March 28, 2008 we entered into an agreement with our President, Tammy DuPerron, whereby we purchased a wellness program which she developed. The wellness program consists of various physical and mental activities designed for use by the elderly. The program’s goal is to keep the elderly physically active and mentally engaged and challenged. We intend to commence business operations by marketing the wellness program to resellers who would market and present the program in their communities. As of the date hereof, we have only entered into one sales agreement with a reseller.

Employees

We have no employees as of the date of this annual report other than our director.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any trademarks or patent.

Reports to Security Holders

We file reports and other information with the SEC. This annual report on Form 10-K, historical information about our company and other information can be inspected and copied at the Public Reference Room of the SEC located at Room 1580, 100 F Street, N.E., Washington D.C. 20549. Copies of such materials, including copies of any portion of this annual report on Form 10-K, can be obtained from the Public Reference Room of the SEC at prescribed rates. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. Such materials may also be accessed electronically by means of the SEC’s home page on the Internet (http://www.sec.gov).

ITEM 1 A: RISK FACTORS

OUR AUDITOR HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We are a development stage company. Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. If we cannot obtain sufficient funding, we may have to delay or abandon the implementation of our business strategy.

WE HAVE NO OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL DEVELOPING COMPANY.

The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small company starting a new business enterprise and the highly competitive environment. Since we have no operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

WE WILL REQUIRE FINANCING TO ACHIEVE OUR CURRENT BUSINESS STRATEGY AND OUR INABILITY TO OBTAIN SUCH FINANCING COULD PROHIBIT US FROM EXECUTING OUR BUSINESS PLAN AND CAUSE US TO DELAY OR ABANDON COMMENCEMENT OF OPERATIONS.

We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be significant. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

We estimate that our current cash resources will be sufficient to finance our operations, at the current level of activity, for a period of six to eight months. Over the next twelve months we expect to require $120,000 to fully implement our business plan. Our current cash resources are insufficient to finance our planned expenditures. To successfully execute our planned operations we will need to raise approximately $90,000. Our options for raising the funds include the public or private sale of our common stock, bank financing or further advances from our President. We have no plans for such financing and cannot guarantee that any such financing would be available.

If we are unable to obtain financing on reasonable terms, we could be forced to delay, diminish or abandon our plan of operation. Such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICES OF TAMMY DUPERRON. WITHOUT HER CONTINUED SERVICE, WE MAY BE FORCED TO INTERRUPT OR EVENTUALLY CEASE OUR OPERATIONS.

We are presently dependent to a great extent upon the experience, abilities and continued services of Tammy DuPerron, our President and Chief Executive Officer. We currently do not have an employment agreement with Tammy DuPerron. The loss of her services could have a material adverse effect on our business, financial condition or results of operation.

THE OFFERING PRICE OF THE SHARES WAS ARBITRARILY DETERMINED, AND THEREFORE SHOULD NOT BE USED AS AN INDICATOR OF THE FUTURE MARKET PRICE OF THE SECURITIES. THEREFORE, THE OFFERING PRICE BEARS NO RELATIONSHIP TO THE ACTUAL VALUE OF THE COMPANY, AND MAY MAKE OUR SHARES DIFFICULT TO SELL.

Since our Common stock is not listed or quoted on any exchange or quotation system, the offering price of $0.01 per share was arbitrarily determined. . The Offering Price bears no relationship to the book value, assets or earnings of our Company or any other recognized criteria of value. The Offering Price should not be regarded as an indicator of the future market price of the securities.

WE WILL INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH REPORTING AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

We will in the future incur significant costs associated with our public company reporting requirements, costs associated with accounting requirements and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We may not be able to absorb these costs of being a public company which will negatively affect our business operations.

WE MAY NOT SUCCEED IN EFFECTIVELY MARKETING OUR WELLNESS PROGRAM WHICH COULD PREVENT US FROM ATTRACTING RESELLERS AND GENERATING REVENUES.

A significant component of our business plan involves marketing our wellness program to resellers. If we do not market our wellness program effectively we may fail to attract resellers and therefore fail to generate revenues. Our ability to successfully promote our wellness program will depend largely on the efforts of our sole officer and director, any marketing personnel we may engage and the appropriateness of our marketing approaches. To achieve success, we expect to incur substantial advertising and marketing-related expenses over the next twelve months.

THE CONTENT OF OUR WELLNESS PROGRAM MAY NOT MEET THE EXPECTATIONS OF CUSTOMERS WHICH COULD PREVENT RESELLERS FROM ATTRACTING CUSTOMERS AND GENERATING REVENUES.

The ability of resellers to market our wellness program successfully depends on our wellness program meeting the expectations of customers. If, for any reason, we fail to provide customers with a service that meets their expectations, our reputation could suffer substantial harm, which could prevent resellers from attracting customers and prevent us from developing our Company’s business plan.

RECENTLY-ENACTED HEALTH CARE REFORM LEGISLATION MAY LEAD TO SUBSTANTIAL CHANGES IN THE HEALTH CARE INDUSTRY THAT MAY ADVERSELY AFFECT THE COMPANY’S BUSINESS.

Generally, the recently-enacted health care reform legislation requires most United States citizens and legal residents to have health insurance, creates state-based health benefit exchanges and a tax credit system to help the uninsured purchase coverage, requires employers to either provide insurance or pay tax penalties for employees that receive tax credits, imposes new regulations on health plans, and expands Medicaid. Many of the provisions of the law will phase in over the course of the next several years.  There have been challenges to the legislation, at least one of which has been successful.  The ultimate resolution of the challenges and the scope of the legislation in its final form is unknown at this time.  While it is not possible to fully predict at this time the effect of the health care reform legislation on the Company, it is possible that it will have an adverse impact on the Company’s results of operations because of its impact upon customers to whom our resellers will market our wellness program.

STATE EFFORTS TO REGULATE HEALTH CARE PROVIDERS COULD IMPAIR OUR ABILITY TO OBTAIN AND MAINTAIN HEALTH CARE PROVIDERS AS CUSTOMERS.

Some states require health care providers (including skilled nursing facilities, hospices, home health agencies and assisted living facilities) to obtain prior approval, known as a certificate of need for certain changes which affect their operations.   To the extent that facilities would require a certificate of need or other regulatory approval to purchase our services, our operation and expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to those approvals and possible delays and expenses associated with obtaining those approvals. We cannot assure you that the facilities to whom our resellers will market our services will be able to gain approval for services requiring that approval.

IF WE ARE UNABLE TO EFFECTIVELY ADAPT TO CHANGES IN THE HEALTHCARE INDUSTRY, OUR BUSINESS MAY BE HARMED.

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. We anticipate that Congress and state legislatures may continue to review and assess alternative healthcare delivery and may in the future propose and adopt legislation effecting fundamental changes in the healthcare delivery system.  We cannot assure you as to the ultimate content, timing or effect of changes, nor is it possible at this time to estimate the impact of potential legislation. Further, it is possible that future legislation enacted by Congress or state legislatures could adversely affect our business or could change the operating environment of customers. It is possible that changes to government program reimbursements and other payors’ reimbursement policies will affect our operations in a manner adverse to us.

CONTINUING PRESSURES TO REDUCE HEALTH CARE COSTS MAY ADVERSELY AFFECT OUR PRICES. IF WE CANNOT REDUCE COSTS OF OUR PRODUCT, SALES MAY NOT OCCUR WHICH WOULD RESULT IN AN ADVERSE IMPACT UPON OUR OPERATIONS.

Increasing awareness of health care costs, public interest in health care reform and continuing pressure from Medicare, Medicaid and other payers to reduce costs in the health care industry, as well as increasing competition among products, could make it more difficult for us to sell our product at the price we anticipate. The reduction of health care costs has become a political priority in the United States, as evidenced by the recently-enacted health care reform legislation.  Laws and regulations affecting reimbursement may be altered, possibly resulting in lower reimbursement amounts from governmental and private payers, and our intended customers may be unwilling to purchase our product in such an environment.  In the event that the market will not accept planned prices for our product, our sales and profits could be adversely affected. We believe that our ability to gain a market share and operate profitably in the long term may depend in part on our ability to price our product competitively. If we are unable to gain sales volumes which would allow competitive pricing, we may be unable to gain a market share or may lose market share to alternative products, including competitors’ products. Similarly, if we cannot enter a market with new products priced competitively with adequate margins and then reduce product prices as sales volume increases, we may not be able to sell new products profitably or gain any meaningful market share. Any of these results would adversely affect our future results of operations.

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY ON THE BASIS OF PRODUCT INNOVATION, QUALITY, CONVENIENCE AND PRICE WITH LARGER COMPANIES THAT HAVE SUBSTANTIALLY GREATER RESOURCES AND LARGER DISTRIBUTION NETWORKS, WE MAY BE UNABLE TO GAIN OR MAINTAIN A MARKET SHARE, IN WHICH CASE OUR SALES MAY NOT GROW AND OUR PROFITABILITY MAY BE ADVERSELY AFFECTED.

We expect the market for our product to be competitive.  Wellness programs may be designed and marketed by other companies and may also be developed by our customers in house.  We believe that our ability to compete will depend upon our product innovation, the quality of our product and pricing. The ability to compete effectively depends on our ability to differentiate our product based on results as well as our ability to identify and respond to changing customer needs. We expect competition in our markets both from large established medical companies and from smaller companies who may have competitive products with proprietary features.  Prospective competitors may have economic and other resources substantially greater than ours and may be well established as suppliers to the healthcare industry. There is no assurance that our competitors will not substantially increase resources devoted to the development and marketing of products competitive with our product. The successful implementation of such a strategy by one or more of our competitors could materially and adversely affect us.

DEMAND FOR OUR PRODUCT WILL BE SIGNIFICANTLY IMPACTED BY CHANGES IN THE GENERAL LEVEL OF ECONOMIC ACTIVITY, AND CONTINUED PERIODS OF REDUCED ECONOMIC ACTIVITY COULD NEGATIVELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

Demand for our product may be significantly impacted by changes in the general level of economic activity, particularly any negative effect on healthcare and quality control spending. As economic activity slows, many potential customers for our product may reduce their spending for products such as ours.  During periods of reduced economic activity, we may also be subject to increased competition for market share and pricing pressure. As a result, continued periods of reduced economic activity could have a material adverse impact on our business and results of operations.

DECREASES OF IN-PATIENT ADMISSIONS AT OUR CUSTOMERS’ FACILITIES MAY ADVERSELY AFFECT THE PROFITABILITY OF OUR BUSINESS.

The general level of in-patient admissions at our potential customers’ facilities significantly affects demand for our product.  When a facility’s admissions increase, that increase could support the purchase of products such as ours. As admissions decrease, customers may reduce their spending on wellness products. We also may experience more competitive pricing pressure during periods of in-patient admissions downturn. In addition, if a trend emerges toward providing healthcare in alternative settings, in-patient admissions at our potential customers’ facilities could decline. This reduction in admissions could adversely affect the demand for our product and our profitability.

THE LACK OF PUBLIC COMPANY EXPERIENCE OF OUR MANAGEMENT TEAM COULD ADVERSELY IMPACT OUR ABILITY TO COMPLY WITH THE REPORTING REQUIREMENTS OFSECURITIES LAWS.

Tammy DuPerron, our President and Chief Executive Officer, lacks public company experience, which could impair our ability to comply with legal and regulatory requirements to which the Company will be subject. Tammy DuPerron has never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal and state securities laws and making required disclosures on a timely basis. Tammy DuPerron may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including establishing and maintaining internal controls over financial reporting.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a public company would be in jeopardy which would likewise jeopardize your investment in our Company.

RISKS RELATING TO OUR COMMON STOCK

UPON THE EFFECTIVENESS OF THE REGISTRATION STATEMENT OF WHICH THIS PROSPECTUS IS A PART, WE WILL NOT BE REQUIRED TO FILE PROXY STATEMENTS PURSUANT TO THE SECURITIES EXCHANGE ACT OF1934, WHICH MAY IMPEDE YOUR ABILITY TO OBTAIN INFORMATION ABOUT OUR BUSINESS AND OPERATIONS.

Upon effectiveness of this registration statement we will be subject to Section 15(d) of the Exchange Act.  Pursuant to Section 15(d) we are not required to file proxy statements.  Proxy statements may be useful to investors in assessing corporate business decisions such as how management is paid and potential conflict-of-interest issues with auditors. Only if we register our Common Stock under the Exchange Act will we be required to file proxy statements. However, we may never file a Form 8A to register our Common Stock under Section 12 of the Exchange Act.  If we do not file a Form 8A, we are not required to file proxy statements and it may impede your ability to obtain information about our business and operations which may have a negative effect on your investment.

THERE IS NO LIQUIDITY AND NO ESTABLISHED PUBLIC MARKET FOR OUR COMMON STOCK AND WE MAY NOT BE SUCCESSFUL AT OBTAINING A QUOTATION ON A RECOGNIZED QUOTATION SERVICE. IN SUCH EVENT IT MAY BE DIFFICULT TO SELL YOUR SHARES.

There is presently no public market for our Common Stock. There can be no assurance that we will be successful at developing a public market or in having our Common Stock quoted on a quotation facility such as the OTCBB. There are risks associated with attempting to obtain a quotation for our Common Stock, including that broker dealers may not be willing to make a market in our Common Stock, or to request that our Common Stock be quoted on a quotation service. In addition, even if a quotation is obtained, the OTCBB and similar quotation services are often characterized by low trading volumes, and price volatility, which may make it difficult for an investor to sell our Common Stock on acceptable terms. If trades in our Common Stock are not quoted on a quotation facility, it may be very difficult for investors to find buyers for their shares of Company Common Stock.

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL SHARES OF COMMON STOCK, WHICH WOULD REDUCE INVESTORS’ PERCENT OF OWNERSHIP AND MAY DILUTE SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of Common Stock.  As of the date of this Prospectus we had 6,900,000 shares of Common Stock outstanding. Accordingly, we may issue up to an additional 68,100,000 shares of common stock. The future issuance of Common Stock may result in substantial dilution in the percentage of Common Stock held by our then existing stockholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares of Common Stock held by our investors, and might have an adverse effect on any trading market for our Common Stock.

CERTAIN COMPANY ACTIONS AND THE INTERESTS OF STOCKHOLDERS MAY DIFFER.

The voting control of the Company could discourage others from initiating a potential merger, takeover or another change-of-control transaction that could be beneficial to stockholders.  As a result, the value of stock could be harmed.  Purchasers should be aware that a single stockholder who is our sole officer and director owns 57.97% of the Company’s issued and outstanding Common Stock.

BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

THERE IS NO ASSURANCE OF A PUBLIC MARKET OR THAT THE COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE. THEREFORE, YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT IN OUR STOCK.

There is no established public trading market for our Common Stock. Our Common Stock is not and has not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTCBB, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

OUR COMMON STOCK IS CONSIDERED A PENNY STOCK, WHICH IS SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

If our Common Stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our Common Stock, which in all likelihood would make it difficult for our stockholders to sell their Common Stock.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our Common Stock and may affect your ability to resell the Common Stock.

ITEM 1 B. UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTY

We do not have ownership or leasehold interest in any property. Our office is located at 11107-50th Avenue Edmonton, Alberta, Canada.  Our office is located in the home of our President, Tammy DuPerron. It contains office furniture and equipment sufficient to administer our current business. Our President, Tammy DuPerron, donates this office space to us.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our shares of common stock were quoted on the OTC Bulletin Board during the year ended October 31, 2011.

Holders of our common stock

We had 30 shareholders of record as at the date of this annual report.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table is a summary of purchases made by or on behalf of our company or any "affiliated purchaser," of shares or other units of any class of the our equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

Table 1 ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Nil	Nil	Nil	Nil	Nil

ITEM 6: SELECTED FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Plan of Operations and Cash Requirements over the Next 12 Months

Over the next twelve months our planned operations consist primarily of selling our wellness program to resellers.  Our current and ongoing selling activity consists of our President contacting nurses, social workers and other healthcare professionals introducing our wellness program and conveying the benefits of our wellness program with the aim of entering into reseller agreements.

Our plan for the next twelve months is to conclude twenty reseller agreements which we anticipate will generate revenues of approximately $500,000, annually. We anticipate the cost of this milestone to be $5,000 consisting primarily of communication and travel costs as our President, at present, is donating her services to us. We are unable determine if we will be able to reach this target as we cannot predict how successful our selling efforts will be with a new product that has no proven market acceptance particularly in the existing unstable health care environment .

At present we are not able to estimate when we will be able to generate sustained revenues. The Company expects to be in a better position to project its ability to generate sustained revenues at such time as the Company is able to fully implement its business plan.

Over the next twelve months we expect to require $120,000 in financing to commence our planned operations. Our current cash resources are insufficient to finance our planned expenditures. We estimate that our current cash resources will be sufficient to finance our operations, at the current level of activity, for a period of six to eight months, which estimate includes the additional expenses the Company will incur upon becoming a reporting company. We do not expect to have significant capital expenditures in the next twelve months. To successfully commence our planned operations we will need to raise approximately $90,000 in additional financing. We anticipate raising the funds through the sale of our common stock and further loans from our President. However, there are no assurances that we will be able to raise funds via either of these two options. Our ability to raise financing in the equity markets are uncertain as the equity markets, in recent years, have been depressed especially for start-up companies like ourselves. We expect that our President will extend further loans to us but she has no obligation or commitment to do so.

Results of Operations for the Fiscal Year Ended October 31, 2011

We earned revenues of $103,000 (2010: $ Nil) during the fiscal year ended October 31, 2011.

We incurred operating expenses in the amount of $106,479 (2010 - $12,537) for the fiscal year ended October 31, 2011.  These operating expenses were comprised of management fees of $6,000 (2010 - $6,000), General & Administrative expenses of $94,479 (2010 - $537) and rent of $6,000 (2010 - $6,000).

Our net loss in fiscal 2011 was $9,058 lower than in fiscal 2010 primarily due to commencements our planned operations.

We have not attained profitable operations and are dependent upon obtaining financing to execute our business plan.  For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

We do not have any credit facilities or other commitments for debt or equity financing.  No assurances can be given that advances when needed will be available.  We need funding to undertake our operations at our current level. Private capital, if sought, will be sought from private and institutional investors.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.  If a market for our shares ever develops, of which there can be no assurances, we will use shares to compensate employees/consultants and independent contractors wherever possible.

We will incur ongoing expenses associated with professional fees for accounting, legal, and a host of other expenses for annual reports and proxy statements.  We estimate that these costs will range up to $30,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower. These obligations will reduce our ability and resources to fund other aspects of our business.  We hope to be able to use our status as a public company to increase our ability to use non-cash means of settling obligations and compensate certain independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts.

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate certain persons and/or firms providing services to us or with whom we do business, although there can be no assurances that we will be successful in any of those efforts.

ITEM 7 A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEALTH IN HARMONY INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

October 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Health In Harmony Inc.

(An Exploration Stage Company)

Vancouver, Canada

We have audited the accompanying balance sheets of Health in Harmony, Inc. as of October 31, 2011 and 2010 and the related statements of operations, stockholders' equity, and cash flows for the years ended October 31, 2011 and 2010 and for the period from March 26, 2008 (Inception) to October 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health In Harmony Inc. as of October 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended October 31, 2011 and 2010 and for the period from March 26, 2008 (Inception) to October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations which raises substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

December 13, 2011

HEALTH IN HARMONY INC.

(A Development Stage Company)

BALANCE SHEETS

	October 31, 2011 - $ -	October 31, 2010 - $ -

ASSETS
Current assets
Cash	66,984	38,463
Total current assets	66,984	38,463
Total assets	66,984	38,463

LIABILITIES

Current
Accounts payable	20,000	-
Advance - related party	10,000	10,000
Total current liabilities	30,000	10,000

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
6,900,000 common shares as of October 31, 2011 and 2010 respectively	6,900	6,900
Additional paid in capital	69,100	57,100
Deficit accumulated during the development stage	(39,016)	(35,537)
Total stockholders’ equity	36,984	28,463
Total liabilities and stockholders’ equity	66,984	38,463

The accompanying notes are an integral part of these financial statements

HEALTH IN HARMONY INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ending October 31, 2011 - $ -	Year ending October 31, 2010 - $ -	Period from March 26, 2008 (Inception) to October 31, 2011 - $ -

Licensing Revenue	103,000	-	103,000
Operating Expenses

General and administrative	94,479	537	95,016
Management fees	6,000	6,000	21,500
Rent	6,000	6,000	21,500
Impairment of intangible asset	-	-	4,000
Operating Expenses	106,479	12,537	142,016
Net loss	(3,479)	(12,537)	(39,016)
Basic and diluted net loss per share	(0.00)	(0.00)
Weighted average number of shares outstanding	6,900,000	5,009,863

The accompanying notes are an integral part of these financial statements

HEALTH IN HARMONY INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM March 26, 2008 (INCEPTION) TO October 31, 2011

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Number	- $ -	- $ -	- $ -	- $ -
Balance, March 26, 2008 (Inception)	-	-	-	-	-
Common shares issued for intangible asset	4,000,000	4,000	-	-	4,000
Donated services	-	-	7,000	-	7,000
Net loss	-	-	-	(11,000)	(11,000)
Balance, October 31, 2008	4,000,000	4,000	7,000	(11,000)	-
Donated services	-	-	12,000	-	12,000
Net loss	-	-	-	(12,000)	(12,000)
Balance, October 31, 2009	4,000,000	4,000	19,000	(23,000)	-
Common shares issued for cash	2,900,000	2,900	26,100	-	29,000
Donated services	-	-	12,000	-	12,000
Net loss	-	-	-	(12,537)	(12,537)
Balance, October 31, 2010	6,900,000	6,900	57,100	(35,537)	28,463
Donated services	-	-	12,000	-	12,000
Net loss	-	-	-	(3,479)	(3,479)
Balance, October 31, 2011	6,900,000	6,900	69,100	(39,016)	36,984

The accompanying notes are an integral part of these financial statements

HEALTH IN HARMONY INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year ending October 31, 2011 - $ -	Year ending October 31, 2010 - $ -	Period from March 26, 2008 (Inception) to October, 31, 2011 - $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(3,479)	(12,537)	(39,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible asset	-	-	4,000
Donated Services	12,000	12,000	43,000
Changes in:
Accounts payable	20,000	-	20,000
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	28,521	(537)	27,984

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	10,000	10,000
Proceeds from sale of common stock	-	29,000	29,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	39,000	39,000

NET INCREASE IN CASH	28,521	38,463	66,984

CASH, BEGINNING OF PERIOD	38,463	-	-
CASH, END OF PERIOD	66,984	38,463	66,984

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	-	-	-

Non-cash transactions:
Stock issued for acquisition of intangible asset	-	-	4,000

The accompanying notes are an integral part of these financial statements

HEALTH IN HARMONY INC.

(A Development Stage Company)

NOTES TO FINANCIAL STAEMENTS

1.  NATURE OF OPERATIONS

Health In Harmony Inc. (the “Company”) was incorporated in the State of Nevada on March 26, 2008 and is in the development stage as defined by Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.

On March 31, 2008 the Company entered into an agreement with its President whereby it acquired a wellness program in exchange for 4,000,000 of its shares of common stock. The wellness program consists of various physical and mental activities aimed at the elderly. The Company intend to commence business operations by marketing the wellness program to re-sellers who would market and present the program in their communities.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in US dollars. The Company’s year-end is October 31.

These financial statements have been prepared on a going concern basis which assumes the Company will not be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

Development Stage Company

The Company complies with Accounting Standards Codification (“ASC”) 915 “Development Stage Entities” in its characterization of the Company as a development stage enterprise.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar.  Occasional transactions may occur in Canadian dollars.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.  Average monthly rates are used to translate expenses.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income (loss).  The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations

Fair Value of Financial Instrument

The carrying value of cash approximates its fair value because of the short maturity of this instrument. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" (ASC 260). ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Impairment of Long-lived Assets

The Company records the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used over the long term are measured by a comparison of the carrying value of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the amount of the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill and Other Intangible Assets

The Company has adopted the provisions of the Statement of ASC 350, “Intangibles-Goodwill and Other”. Goodwill and other intangible assets with indefinite lives are no longer amortized under ASC 350, but instead are tested for impairment at least annually. In addition, intangible assets with a definite life are amortized over that expected life and tested for impairment at least annually or whenever events or circumstances indicate a revision to the remaining period of amortization is warranted.  As of May 31, 2008, the intangible asset’s value was tested for impairment and management determined that the write-down of $4,000 was appropriate to properly state the nominal value of the intangible assets.

Revenue

License revenue is recognized when the license is granted, the Company's performance obligations under the applicable license agreements are satisfied, and collection is reasonably assured. The Company has no ongoing performance obligations under the agreement entered into in the current year, and associated fee is non-refundable.

3.  COMMON SHARES

a)  In March 2008, the Company issued 4,000,000 common shares of the Company at $0.001 per share to the Company’s president for acquisition of an intangible asset.

b)  During the year ending October 31, 2010, the Company issued 2,900,000 common shares of the Company’s common shares for $0.01 per share.

4.  RELATED PARTY TRANSACTIONS

a)  The President of the Company provides management services and office premises to the Company at no charge. The donated management services and office premises are each valued at $500 per month. For the year ended October 31, 2011, a total of $6,000 for donated services and $6,000 for donated rent were charged to operations and recorded as additional paid in capital.  For the year ended October 31, 2010, a total of $6,000 for donated services and $6,000 for donated rent were charged to operations and recorded as additional paid in capital.

b)  During the year ended October 31, 2010, an amount of $10,000 was received in cash as an advance from the president of the Company.  The amount is unsecured, non-interest bearing and has no specified terms of repayment.

5.  INCOME TAXES

Deferred income taxes reflect the net effect of:

(a) temporary difference between carrying  amounts of assets and liabilities  for  financial  purposes  and  the  amounts  used  for income taxes reporting  purposes,  and

(b) net operating loss carry-forwards.

No net provision for refundable U.S.  Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no  deferred  tax  asset attributable to the net operating loss carry-forward has been  recognized,  as  it  is  not  deemed  likely  to  be  realized.  Summaries of the Company’s annual tax provision and the Company’s deferred tax asset are presented in the tables below (rounded to 000’s)

	For the Year Ended October 31, 2011	From March 26, 2008 (Inception) to October 31, 2010
Net operating loss	$ 4,000	$ 36,000
Statutory tax rate	34%	34%
Refundable federal income tax attributable to current operations	1,000	12,000
Change in valuation allowance	(1,000)	(12,000)
Net refundable amount	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is:

	October 31, 2011	October 31, 2010
Deferred tax asset attributed to:
Net operating loss	$ 13,000	$ 12,000
Less, valuation allowance	(13,000)	(12,000)
Net deferred tax assets	$ -	$ -

Company has non-capital losses carried forward of approximately $39, 000 which expire beginning in 2031. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures, have not been recognized in these financial statements.

6.  MAJOR CUSTOMERS

The Company had a single customer that accounted for its revenue for the year ended October 31, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9 A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2011 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Internal Controls over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Currently, Management and Board review are being utilized to mitigate the risk of material misstatement in financial reporting, and also to ensure that existing internal controls remain effective. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of October 31, 2011.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9 B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

Name	Age	Position with Registrant	Served as a Director or Officer Since

Tammy DuPerron	50	President, C.E.O.,	March 26, 2008
		Chief Financial Officer,
		Treasurer, Secretary and
		and Director

Tammy DuPerron, has served as our President, CEO, Treasurer and Secretary since our inception.  She is also our sole director. Tammy DuPerron graduated in 1990 from the University of Alberta with a Bachelor of Science degree in nursing. From 1991 to 2008 she provided a full range of occupational health and home care nursing services in both the public and private health care systems. During this period she developed individualized care plans, provided direct nursing care and educated clients, families and patients in consultation with physicians and health care professionals. From 2008 to the present she has been responsible for facilitating and coordinating the development of quality projects for clinical services and leading and managing quality initiatives by providing leadership, change management and facilitation as a private consultant. In addition, since 2003 to the present, she has been a professional speaker and coach with Fresh Perspectives in Edmonton, Alberta. As a professional speaker and coach she developed and delivered a variety of self development programs and personal coaching based on client need.

 Directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended October 31, 2011 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form
Tammy DuPerron	0	0	0
(President, CEO and Director)

Corporate Governance

We operate with one director: Tammy DuPerronn. We do not have a standing Nominating, Compensation or Audit Committee.

ITEM 11:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended October 31, 2011.

			Annual Compensation			Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation

Tammy DuPerron	President	2011 & 2010	0	0	0	0	0	0	0

We have not paid any compensation to any of our directors, officers and management since our incorporation.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at November 25, 2011 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

	Name and address	Beneficial	Percent
Title of Class	of beneficial owner	ownership	of class

Common Stock	Tammy DuPerron	4,000,000	57.97%
	President, CEO
	and Director

Common Stock	All Officers	4,000,000	57.97%
	and Directors

The percent of class is based on 6,900,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the years ended October 31, 2011 and 2010, the aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the quarterly reviews and annual audit of our consolidated financial statements included in our quarterly reports on Form 10Q and our annual report on Form 10-K were:

	Year Ended October 31, 2011	Year Ended October 31, 2010
Audit Fees and Audit Related Fees	$ 11,335	Nil
Income Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$ 11,335	$ 0

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  filed as an exhibit to our registration statement on Form S-1 dated January 5, 2011

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heath in Harmony Inc.

By  /s/ Tammy DuPerron

President, CEO and Director

Date: November 25, 2011

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Tammy DuPerron

President, CEO and Director

Date: November 25, 2011