Form 10-Q
period 2012-01-31
Health in Harmony, Inc.
filed 2012-03-09
CIK 1508363

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2012

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

Large accelerated filer [  ]  Accelerated filer [  ]

[X] Non-accelerated filer  [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at February 29, 2012 was 6,900,000.

  Statement Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended Section 21E of the Securities Exchanged Act of 193, as amended, which are intended to be covered by the safe harbors created thereby. The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward looking statements also include statements such as changes in national and local government legislation, taxation, controls, regulations and political or economic changes in the United States or other countries in which we may carry on business in the future; business opportunities that may be presented to or pursued by us; our ability to integrate acquisitions successfully. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements.

PART I.

Item 1. Financial Statements.

HEALTH IN HARMONY INC. (A Development Stage Company) BALANCE SHEET

	January 31, 2012 - $ -	October 31, 2011 - $ -
	(Unaudited)
ASSETS
Current assets
Cash	55,971	66,984
Total current assets	55,971	66,984
Total assets	55,971	66,984

LIABILITIES

Current liabilities:
Accounts payable	20,000	20,000
Advance - related party	10,000	10,000
Total current liabilities	30,000	30,000

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
6,900,000 common shares as of January 31, 2012 and October 31, 2011	6,900	6,900
Additional paid in capital	72,100	69,100
Deficit accumulated during the development stage	(53,029)	(39,016)
Total stockholders’ equity	25,971	36,984
Total liabilities and stockholders’ equity	55,971	66,984

See accompanying note to financial statements

HEALTH IN HARMONY INC. (A Development Stage Company) STATEMENTS OF OPERATIONS Three months ended January 31, 2012 and 2011 Period from March 26, 2008 (Inception) to January 31, 2012 (UNAUDITED)

	Three months ended January 31, 2012 - $ -	Three months ended January 31, 2011 - $ -	Period from March 26, 2008 (Inception) to January 31, 2012 - $ -
Licensing Revenue	-	-	103,000
Operating Expenses

General and administrative	11,013	15,711	106,029
Management fees	1,500	1,500	23,000
Rent	1,500	1,500	23,000
Impairment of intangible asset	-	-	4,000
Operating Expenses	14,013	18,711	156,029
Net loss	(14,013)	(18,711)	(53,029)
Basic and diluted loss per share	(0.00)	(0.00)
Weighted average number of shares outstanding	6,900,000	6,900,000

See accompanying note to financial statements

HEALTH IN HARMONY INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS Three months ended January 31, 2012 and 2011 Period from March 26, 2008 (Inception) through January 31, 2012 (UNAUDITED)

	Three months ended January 31, 2012 - $ -	Three months ended January 31, 2011 - $ -	Period from March 26, 2008 (Inception) through January 31, 2012 - $ -
CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	(14,013)	(18,711)	(53,029)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of intangible asset	-	-	4,000
Donated services	3,000	3,000	46,000
Changes in:
Accounts payable	-	9,000	20,000
NET CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES	(11,013)	(6,711)	16,971
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	-	10,000
Proceeds from sale of common stock	-	-	29,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	39,000
NET CHANGE IN CASH	(11,013)	(6,711)	55,971
Cash, beginning of period	66,984	38,463	-
Cash, end of period	55,971	31,752	55,971

Supplemental cash flow information:
Interest paid	-	-	-
Taxes paid	-	-	-
Non-cash transactions:
Stock issued for acquisition of intangible asset	-	-	4,000

See accompanying note to financial statements

HEALTH IN HARMONY INC. NOTE TO FINANCIAL STATEMENTS (A Development Stage Company) January 31, 2012 (UNAUDITED)

Note 1 - BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended October 31, 2011, included in the Company’s 10k filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the 10k. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012.

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

Results of Operations

Three-Month Period Ended January 31, 2012

We did not earn any revenues during the three-month period ended January 31, 2012 (three-month period ended January 31, 2011: $Nil).

We incurred operating expenses in the amount of $14,013 for the three-month period ended January 31, 2012 (three-month period ended January 31, 2011: $18,711). These operating expenses, comprised of general and administration expenses of $11,013 (three-month period ended January 31, 2011: $15,711), donated rent of $1,500 (three-month period ended January 31, 2011: $1,500) and donated management fees of $1,500 (three-month period ended January 31, 2011: $1,500).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended January 31, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Balance Sheets as of January 31, 2012 (Unaudited) and October 31, 2011.

Statements of Operations for the three-month periods ended January 31, 2012 and January 31, 2011 and the Period from March 26, 2008 (Inception) to January 31, 2012 (Unaudited).

Statements of Cash Flows for the three-month periods ended January 31, 2012 and January 31, 2011 and the Period from March 26, 2008 (Inception) to January 31, 2012 (Unaudited).

Notes to Financial Statements (Unaudited)

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

(b)  Reports filed on Form 8-K during the quarter ended January 31, 2012:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2012	Health in Harmony Inc. (Registrant)

/s/ Tammy DuPerron
By: Tammy DuPerron
Title: President and Chief Executive Officer

/s/ Tammy DuPerron
By: Tammy DuPerron
Chief Financial Officer