Form 10-Q
period 2012-04-30
Health in Harmony, Inc.
filed 2012-06-13
CIK 1508363

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2012

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

Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]   No [  ]

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at June 13, 2012 was 6,900,000.

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

PART I.

Item 1. Financial Statements.

HEALTH IN HARMONY INC.

(A Development Stage Company)

BALANCE SHEET

	April 30, 2012 - $ -	October 31, 2011 - $ -
	(Unaudited)
ASSETS
Current assets
Cash	47,035	66,984
Total current assets	47,035	66,984
Total assets	47,035	66,984

LIABILITIES

Current liabilities
Accounts payable	20,000	20,000
Due to related party	10,000	10,000
Total current liabilities	30,000	30,000

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
6,900,000 common shares as of April 30, 2012 and October 31, 2011	6,900	6,900
Additional paid in capital	75,100	69,100
Deficit accumulated during the development stage	(64,965)	(39,016)
Total stockholders’ equity	17,035	36,984
Total liabilities and stockholders’ equity	47,035	66,984

See accompanying note to financial statements

HEALTH IN HARMONY INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended April 30, 2012 - $ -	Three months ended April 30, 2011 - $ -	Six months ended April 30, 2012 - $ -	Six months ended April 30, 2011 - $ -	Period from March 26, 2008 (Inception) to April 30, 2012 - $ -
Revenue	-	-	-	-	103,000

Less: Expenses
Impairment of intangible asset	-	-	-	-	4,000
Management fees	1,500	1,500	3,000	3,000	24,500
Rent	1,500	1,500	3,000	3,000	24,500
General and administrative	8,936	(368)	19,949	15,343	114,965
Net loss	11,936	2,632	25,949	21,343	64,965

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	6,900,000	6,900,000	6,900,000	6,900,000

See accompanying note to financial statements

HEALTH IN HARMONY INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Six months ended April 30, 2012

Period from March 26, 2008 (Inception) through April 30, 2012

(UNAUDITED)

	Six months ended April 30, 2012 - $ -	Six months ended April 30, 2011 - $ -	Period from March 26, 2008 (Inception) through April 30, 2012 - $ -
CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	(25,949)	(21,343)	(64,965)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of intangible asset	-	-	4,000
Donated services	6,000	6,000	49,000
Change in:
Accounts payable	-	8,301	20,000
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES	(19,949)	(7,042)	8,035
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	-	10,000
Proceeds from sale of common stock	-	-	29,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	39,000
NET CHANGE IN CASH	(19,949)	(7,042)	47,035
Cash, beginning of period	66,984	38,463	-
Cash, end of period	47,035	31,421	47,035

Supplemental cash flow information:
Interest paid	-	-	-
Taxes paid	-	-	-
Non-cash transactions:
Stock issued for acquisition of intangible asset	-	-	4,000

See accompanying note to financial statements

HEALTH IN HARMONY INC. NOTE TO FINANCIAL STATEMENTS (A Development Stage Company) April 30, 2012 (UNAUDITED)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Health In Harmony Inc. ("Health" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011, as reported in the Form 10-K, have been omitted.

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

Note 2 - RELATED PARTY TRANSACTIONS

The President of the Company provides management services and office premises to the Company at no charge. The donated management services and office premises are each valued at $500 per month.  For the period ended April 30, 2012, a total of $3,000 for donated services and $3,000 for donated rent were charged to operations and recorded as additional paid in capital.

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

Results of Operations

Three-Month Period Ended April 30, 2012

We did not earn any revenues during the three-month period ended April 30, 2012 (three-month period ended April 30, 2011: $Nil).

We incurred operating expenses in the amount of $11,936 for the three-month period ended April 30, 2012 (three-month period ended April 30, 2011: $2,632). These operating expenses, comprised of general and administration expenses of $8,936 (three-month period ended April 30, 2011: $(368)), donated rent of $1,500 (three-month period ended April 30, 2011: $1,500) and donated management fees of $1,500 (three-month period ended April 30, 2011: $1,500).

Six-Month Period Ended April 30, 2012

We did not earn any revenues during the six-month period ended April 30, 2012 (six-month period ended April 30, 2011: $Nil).

We incurred operating expenses in the amount of $25,949 for the six-month period ended April 30, 2012 (six-month period ended April 30, 2011: $21,343). These operating expenses, comprised of general and administration expenses of $19,949 (six-month period ended April 30, 2011: $15,343), donated rent of $3,000 (six-month period ended April 30, 2011: $3,000) and donated management fees of $3,000 (six-month period ended April 30, 2011: $3,000).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the six month period ended April 30, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Balance Sheets as of April 30, 2012 (Unaudited) and October 31, 2011.

Statements of Operations for the three and six month periods ended April 30, 2012 and April 30, 2011 and the Period from March 26, 2008 (Inception) to April 30, 2012 (Unaudited).

Statements of Cash Flows for the six-month periods ended April 30, 2012 and April 30, 2011 and the Period from March 26, 2008 (Inception) to April 30, 2012 (Unaudited).

Note to Financial Statements (Unaudited)

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

(b)  Reports filed on Form 8-K during the quarter ended April 30, 2012:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2012	Health in Harmony Inc. (Registrant)

/s/ Tammy DuPerron
By: Tammy DuPerron
Title: President and Chief Executive Officer

/s/ Tammy DuPerron
By: Tammy DuPerron
Chief Financial Officer