Form 10-Q
period 2012-07-31
Health in Harmony, Inc.
filed 2012-09-12
CIK 1508363

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2012

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

47 Sherwood Drive

Dalyellup

6230

Western Australia

(Address of principal executive offices)

(855) 640-1859

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at September 10, 2012 was 6,900,000.

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

PART I.

Item 1. Financial Statements.

HEALTH IN HARMONY INC.

(A Development Stage Company)

BALANCE SHEETS

	July 31, 2012 - $ -	October 31, 2011 - $ -
	(UNAUDITED)
ASSETS
Current assets
Cash	41,791	66,984
Total current assets	41,791	66,984
Total assets	41,791	66,984

LIABILITIES

Current liabilities
Accounts payable	20,000	20,000
Advance - related party	10,000	10,000
Total current liabilities	30,000	30,000

COMMITTMENTS
STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
6,900,000 common shares as of July 31, 2012 and October 31, 2011	6,900	6,900
Additional paid in capital	78,100	69,100
Deficit accumulated during the development stage	(73,209)	(39,016)
Total stockholders’ equity	11,791	36,984
Total liabilities and stockholders’ equity	41,791	66,984

See accompanying note to financial statements

HEALTH IN HARMONY INC.

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended July 31, 2012 - $ -	Three months ended July 31, 2011 - $ -	Nine months ended July 31, 2012 - $ -	Nine months ended July 31, 2011 - $ -	Period from March 26, 2008 (Inception) to July 31, 2012 - $ -
Revenue	-	-	-	-	103,000

Less: Expenses
Impairment of asset	-	-	-	-	4,000
Management fees	1,500	1,500	4,500	4,500	26,000
Rent	1,500	1,500	4,500	4,500	26,000
General and administrative	5,244	1,879	25,193	17,222	120,209
Total operating expense	8,244	4,879	34,193	26,222	176,209
Loss from operations	8,244	4,879	34,193	26,222	73,209
Net loss	8,244	4,879	34,193	26,222	73,209

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	6,900,000	6,900,000	6,900,000	6,900,000

See accompanying note to financial statements

HEALTH IN HARMONY INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Nine months ended April 30, 2012

Period from March 26, 2008 (Inception) through July 31, 2012

(UNAUDITED)

	Nine months ended July 31, 2012 - $ -	Nine months ended July 31, 2011 - $ -	Period from March 26, 2008 (Inception) through July 31, 2012 - $ -
CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	(34,193)	(26,222)	(73,209)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of intangible asset	-	-	4,000
Donated services	9,000	9,000	52,000
Change in:
Accounts payable	-	-	20,000
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES	(25,193)	(17,222)	2,791
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	-	10,000
Proceeds from sale of common stock	-	-	29,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	39,000
NET CHANGE IN CASH	(25,193)	(17,222)	41,791
Cash, beginning of period	66,984	38,463	-
Cash, end of period	41,791	21,241	41,791

Supplemental cash flow information:
Interest paid	-	-	-
Taxes paid	-	-	-
Non-cash transactions:
Stock issued for acquisition of intangible asset	-	-	4,000

See accompanying note to financial statements

HEALTH IN HARMONY INC. NOTE TO FINANCIAL STATEMENTS (A Development Stage Company) July 31, 2012 (UNAUDITED)

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

Note 2 - RELATED PARTY TRANSACTIONS

The President of the Company provides management services and office premises to the Company at no charge. The donated management services and office premises are each valued at $500 per month.  For the period ended July 31, 2012, a total of $4,500 for donated services and $4,500 for donated rent were charged to operations and recorded as additional paid in capital.

During the year ended October 31, 2010, an amount of $10,000 was received in cash as an advance from the previous president of the Company. The amount remains outstanding and is unsecured, non-interest bearing and has no specified terms of repayment.

The Company underwent a change in management and control effective June 28, 2012, whereby approximately 58% of the Company’s outstanding shares were sold in a private transaction by Tammy DuPerron to Susanna Janse Van Vurren.  In connection therewith, Ms. Van Vurren replaced Ms. DuPerron as President, Secretary/Treasurer and Chief Executive Officer of the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of our company. It should be read in conjunction with the financial statements and accompanying notes.

Overview:

On June 28, 2012, Susanna Janse Van Vuuren (the “Purchaser”) entered into a Stock Purchase Agreement (the “Purchase”) with Tammy DuPerron (the “Seller”) pursuant to which the Seller sold 4,000,000 shares of Common Stock of Health in Harmony, Inc., a Nevada corporation (the “Company”), representing approximately 57.97% of the total issued and outstanding shares of Common Stock of the Company.

In connection with the Stock Purchase, Tammy DuPerron resigned as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company, and Susanna Janse Van Vuuren was elected as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company.

Effective June 28, 2012, the Company changed the location of its principal executive offices from 11107-50th Avenue, Edmonton, Alberta, Canada T6H 0J1 to 47 Sherwood Drive, Dalyellup, 6230, Western Australia and changed its telephone number from (780) 809-0611 to toll free (855) 640-1859.

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

Over the next twelve months we expect to require $120,000 in financing to commence our planned operations. Our current cash resources are insufficient to finance our planned expenditures. To successfully commence our planned operations we will need to raise approximately $100,000 in additional financing. We anticipate raising the funds through the sale of our common stock and further loans from our President. However, there are no assurances that we will be able to raise funds via either of these two options. Our ability to raise financing in the equity markets are uncertain as the equity markets, in recent years, have been depressed especially for start-up companies like ourselves. We expect that our President will extend us loans but she has no obligation or commitment to do so.

Results of Operations

Three-Month Period Ended July 31, 2012 and 2011

We did not earn any revenues during the three-month period ended July 31, 2012 (three-month period ended July 31, 2011: $Nil).

We incurred operating expenses in the amount of $8,244 for the three-month period ended July 31, 2012 (three-month period ended July 31, 2011: $4,879). These operating expenses, comprised of general and administration expenses of $5,244 (three-month period ended July 31, 2011: $1,879), donated rent of $1,500 (three-month period ended July 31, 2011: $1,500) and donated management fees of $1,500 (three-month period ended July 31, 2011: $1,500).

Nine-Month Period Ended July 31, 2012 and 2011

We did not earn any revenues during the nine-month period ended July 31, 2012 (nine-month period ended July 31, 2011: $Nil).

We incurred operating expenses in the amount of $34,193 for the nine-month period ended July 31, 2012 (nine-month period ended July 31, 2011: $26,222). These operating expenses, comprised of general and administration expenses of $25,193 (nine-month period ended July 31, 2011: $17,222), donated rent of $4,500 (nine-month period ended July 31, 2011: $4,500) and donated management fees of $4,500 (nine-month period ended July 31, 2011: $4,500).

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

There were no unregistered sales of equity securities during the quarter ended July 31, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On June 28, 2012, Susanna Janse Van Vuuren (the “Purchaser”) entered into a Stock Purchase Agreement (the “Purchase”) with Tammy DuPerron (the “Seller”) pursuant to which the Seller sold 4,000,000 shares of Common Stock of Health in Harmony, Inc., a Nevada corporation (the “Company”), representing approximately 57.97% of the total issued and outstanding shares of Common Stock of the Company.

In connection with the Stock Purchase, Tammy DuPerron resigned as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company, and Susanna Janse Van Vuuren was elected as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company.

Susanna Janse Van Vuuren has been the President and sole director of the Company since June 28, 2012. She is the owner of a chain of hair and nail studios in Western Australia. From 1990 to the present Susanna Janse Van Vuuren has been an entrepreneur starting, building and selling various businesses in the health and beauty industry.

Prior to the Purchase Transaction, our sole officer and director was Tammy DuPerron.  On June 28, 2012, Ms. DuPerron resigned from all offices held by her.  Additionally, Tammy DuPerron tendered her resignation as director to be effective on the tenth day following the filing of  a 14f1 Information Statement with the SEC and the mailing of this Information Statement to our shareholders (the “Effective Date”).  In connection with the Purchase Transaction, Tammy DuPerron appointed Ms. Susanna Janse Van Vuuren (“Incoming Director”) as sole director.  The change in directors of the Company was effective ten (10) days following the filing of the Information Statement.

Change of Address of Principal Executive Office of the Company

Effective June 28, 2012, the Company changed the location of its principal executive offices from 11107-50th Avenue, Edmonton, Alberta, Canada T6H 0J1 to 47 Sherwood Drive, Dalyellup, 6230, Western Australia and changed its telephone number from (780) 809-0611 to toll free (855) 640-1859.

Item 6. Exhibits

(a)  The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Balance Sheets as of July 31, 2012 (Unaudited) and October 31, 2011.

Statements of Operations for the three and nine month periods ended July 31, 2012 and 2011 and the Period from March 26, 2008 (Inception) to July 31, 2012 (Unaudited).

Statements of Cash Flows for the nine month periods ended July 31, 2012 and 2011 and the Period from March 26, 2008 (Inception) to July 31, 2012 (Unaudited).

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

(b)  Reports filed on Form 8-K during the quarter ended July 31, 2012:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2012	Health in Harmony Inc. (Registrant)

/s/ Susanna Janse Van Vuuren
By: Susanna Janse Van Vuuren
Title: President and Chief Executive Officer

/s/ Susanna Janse Van Vuuren
By: Susanna Janse Van Vuuren
Chief Financial Officer