Form 10-K/A
period 2011-10-31
Health in Harmony, Inc.
filed 2012-10-12
CIK 1508363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

6,900,000 shares of common stock as at December 20, 2011

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K  of Health In Harmony, Inc. as filed with the Securities and Exchange Commission on December 20, 2011 is being filed to file or furnish as the case may be, EXHIBIT 31.2 and EXHIBIT 32.2, which exhibits were inadvertently omitted from the original filing. No other changes have been made to the form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-K, or modify, or update in any way disclosures made in the Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the years ended October 31, 2011 and 2010, the aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the quarterly reviews and annual audit of our consolidated financial statements included in our quarterly reports on Form 10Q and our annual report on Form 10-K were:

	Year Ended October 31, 2011	Year Ended October 31, 2010
Audit Fees and Audit Related Fees	$ 11,335	Nil
Income Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$ 11,335	$ 0

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, Chief Executive Officer
31.2	Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, Cheif Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Cheif Financial Officer

*  filed as an exhibit to our registration statement on Form S-1 dated January 5, 2011

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heath in Harmony Inc.

By  /s/ Tammy DuPerron

President, CEO, CFO and Director

Date: October 12, 2012

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Tammy DuPerron

President, CEO, CFO and Director

Date: October 12, 2012