Form 10-K
period 2012-10-31
Health in Harmony, Inc.
filed 2013-02-14
CIK 1508363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-136167

HEALTH IN HARMONY INC.

(Name of small business issuer in its charter)

Nevada	98-0576696
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

464 George Road, #3E

Cliffside Park, New Jersey 07910

 (Address of principal executive offices)

(917) 952-9791

(Issuer’s telephone number)

Securities to be registered pursuant to Section 12(b) of the Act:

Name of each exchange on which
Title of each class to be so registered	each class is to be registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,795,000

The number of shares outstanding of the issuer’s common stock as at February 11, 2013 is 6,900,000.

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

Corporate Overview and History

On March 28, 2008, we entered into an agreement with our then-President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, Tammy DuPerron, whereby we purchased a wellness program which she developed. The wellness program consists of various physical and mental activities designed for use by the elderly. The program’s goal was to keep the elderly physically active and mentally engaged and challenged. We intended to commence business operations by marketing the wellness program to resellers who would market and present the program in their communities. Effective August 28, 2011, we entered into a Licensing Agreement with a reseller, pursuant to which we received licensing revenue of $103,000 for the year ended October 31, 2011.

On June 28, 2012, Susanna Janse Van Vuuren entered into a Stock Purchase Agreement with Ms. DuPerron, pursuant to which Ms. DuPerron sold 4,000,000 shares of our common stock held by her to Ms. Van Vuuren, representing approximately 57.97% of the total issued and outstanding shares of common stock of the Company. Also on June 28, 2012, Ms. DuPerron resigned from all of her positions with the Company, and Susanna Janse Van Vuuren was elected as the sole director, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company.

On October 31, 2012, Ms. Van Vuuren entered into and performed a Securities Purchase Agreement pursuant to which she sold the 4,000,000 shares of common stock held by her to Tungsten 74 LLC, a Delaware limited liability company, for aggregate consideration of $311,108, or approximately $0.0778 per share, less any liabilities. The transaction is described in the Form 8-K filed by the Company with the Securities and Exchange Commission on November 16, 2012. Also on October 31, 2012, we increased to two directors the number of directors constituting the Board of Directors and appointed Dr. Nickolay Kukekov as a director to fill the vacancy created by such increased Board size, and was further appointed our Chief Executive Officer. Furthermore, Ms. Van Vuuren submitted her resignation as a director and as an officer and employee, effective on or about November 26, 2012.

We have not achieved profitability since inception in 2008. As of the end of fiscal year 2012, we had no cash and we will need to obtain additional financing in 2013 in order to continue our current operations and to sustain our cash flow needs. Under our current strategy, we may seek to merge with one or more companies in other areas of business. Any such acquisition would likely require equity or debt financing. Our inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease operations.

Our auditors have qualified their report on our financial statements on a "going concern" basis; that is to say, our financial statements have been prepared assuming that we will continue as a going concern. Given our recurring losses from operations and our lack of working capital as of October 31, 2012, there is substantial doubt of our ability to continue as a going concern.

Recent Developments

We are currently in negotiations with Life Care Medical Devices Limited, a Hong Kong SAR corporation, with respect to a potential share exchange and reorganization agreement pursuant to which we would acquire Life Care Medical as our wholly-owned subsidiary. As currently contemplated, (a) Tungsten 74 LLC would deliver all of its common stock to us for cancellation and (b) the stockholders of Life Care Medical would exchange all of the issued and outstanding shares of Life Care Medical currently held by them for such number of shares of common stock as shall constitute approximately 83.4% of the then outstanding common stock. As the definitive agreement and other transaction documents are still being negotiated, we can give no assurance as to the ultimate form or terms of such proposed transaction or that it will be consummated at all.

As of November 14, 2012, our Board of Directors unanimously adopted resolutions approving the following actions:

•	To amend our Articles of Incorporation, as amended to date, to increase the number of authorized shares of common stock from 75,000,000 to 100,000,000.

•	To amend our Articles of Incorporation to authorize 10,000,000 shares of “blank check” preferred stock;

•	To approve a 2-for-1 forward stock split of the issued and outstanding shares of our common stock; and

•	To authorize, but not require, our Board of Directors to amend our Articles of Incorporation to effect a change of our name from “Health in Harmony, Inc.” to “Life Care Medical Devices Limited”.

As of the close of business on November 14, 2012, we received written consents approving the aforementioned actions from Tungsten 74 LLC, representing 57.97% of our outstanding shares of common stock. However, none of the aforementioned actions have been implemented as of the filing of this Annual Report on Form 10-K. The earliest that we expect to implement such actions would be at or around March 4, 2013.

Employees

As of October 31, 2012 and February 11, 2013, we had no full-time employees. Our one executive officer does not commit his full time to our business. Accordingly, conflicts of interest may arise in the allocation of management time among his various business activities.

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

ITEM 1 A: RISK FACTORS

Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in the Company. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent. Our business is subject to many risk factors, including the following:

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

We will require financing to continue our business and our inability to obtain such financing could cause us to delay or abandon commencement of operations.

We have not generated significant revenues to date. We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

We do not believe that we have enough cash on hand to operate for the next 12 months and anticipate only being able to operate for the next three months without additional financing. Moving forward we plan to rely on financing and additional funds from affiliates of the Company and third party investors in order to support our operations and pay our expenses in the near term. Additional funding will likely come from debt and equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock. In the absence of such financing, our company will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations. If we are unable to raise the funds we require, your investment could become worthless.

We may be unable to consummate the proposed transaction with Life Care Medical Devices.

We are currently in negotiations with Life Care Medical Devices Limited, a Hong Kong SAR corporation, with respect to a potential share exchange and reorganization agreement pursuant to which we would acquire Life Care Medical as our wholly-owned subsidiary. As currently contemplated, (a) Tungsten 74 LLC would deliver all of its common stock to us for cancellation and (b) the stockholders of Life Care Medical would exchange all of the issued and outstanding shares of Life Care Medical currently held by them for such number of shares of common stock as shall constitute approximately 83.4% of the then outstanding common stock. As the definitive agreement and other transaction documents are still being negotiated, we can give no assurance as to the ultimate form or terms of such proposed transaction or that it will be consummated at all.

We may engage in acquisitions, mergers, strategic alliances, joint ventures and divestitures that could result in financial results that are different than expected.

In the normal course of business, we engage in discussions relating to possible acquisitions, equity investments, mergers, strategic alliances, joint ventures and divestitures. One of these proposed transactions is with Life Care Medical devices. Such transactions are accompanied by a number of risks, including:

•	Use of significant amounts of cash;

•	Potentially dilutive issuances of equity securities on potentially unfavorable terms;

•	Incurrence of debt on potentially unfavorable terms as well as impairment expenses related to goodwill and amortization expenses related to other intangible assets; and

•	The possibility that we may pay too much cash or issue too many of our shares as the purchase price for an acquisition relative to the economic benefits that we ultimately derive from such acquisition.

The process of integrating any acquisition may create unforeseen operating difficulties and expenditures. The areas where we may face difficulties include:

•	Diversion of management time, during the period of negotiation through closing and after closing, from its focus on operating the businesses to issues of integration;

•	Decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business;

•	The need to integrate each Company's accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	The need to implement controls, procedures and policies appropriate for a public Company that may not have been in place in private companies, prior to acquisition;

•	The need to incorporate acquired technology, content or rights into our products and any expenses related to such integration; and

•	The need to successfully develop any acquired in-process technology to realize any value capitalized as intangible assets.

If we do not realize the expected benefits or synergies of any transaction, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

We incur significant increased costs as a result of operating as a fully reporting company.

We incur legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC have imposed various requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 and our continued status as a publicly reporting company will require that we incur substantial accounting, legal and filing expenses and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

RISKS RELATING TO OUR COMMON STOCK

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

Shareholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144, due to our status as a “shell company.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended, a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we are considered a “ shell company ” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until (a) we have ceased to be a “shell company” (which we believe that we will after closing the proposed transaction with Life Care Medical, of which we can give no assurance of success); (b) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and (c) a period of at least twelve months has elapsed from the date “ Form 10 information ” has been filed with the Securities and Exchange Commission reflecting our status as a non-“shell company”. Because none of our non-registered securities can be sold pursuant to Rule 144, until at least a year after the date of the filing of a Form 8-K with Form 10 information, any non-registered securities we sell in at least the next 12 months or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Securities and Exchange Commission and/or until at least 12 months. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funds through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute share value.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of Common Stock. Furthermore, we are authorized to amend our Articles of Incorporation to increase the number of authorized shares of common stock to 100,000,000. As of the date of this Annual Report, we had 6,900,000 shares of Common Stock outstanding. Accordingly, we may issue up to an additional 68,100,000 shares of common stock (93,100,000 if we so amend our Articles of Incorporation). The future issuance of Common Stock may result in substantial dilution in the percentage of Common Stock held by our then existing stockholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares of Common Stock held by our investors, and might have an adverse effect on any trading market for our Common Stock.

Certain company actions and the interests of stockholders may differ.

The voting control of the Company could discourage others from initiating a potential merger, takeover or another change-of-control transaction that could be beneficial to stockholders. As a result, the value of stock could be harmed. Purchasers should be aware that a single stockholder who is affiliated with our sole officer and director owns 57.97% of our issued and outstanding Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

We do not have ownership or leasehold interest in any property. In October 31, 2012, we relocated our executive offices to 464 Gorge Road, #3E, Cliffside Park, New Jersey 07910. We believe our offices and operating facilities are adequate for our current purposes.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our shares of common stock are quoted on the OTC Bulletin Board under the symbol HTHH. The following table sets forth the range of the high and low sales prices of the common stock for the periods indicated:

Quarter Ended	High	Low
January 31, 2011	—	—

April 30, 2011	—	—

July 31, 2011	—	—

October 31, 2011	—	—

January 31, 2012	—	—

April 30, 2012	$.25	$.55

July 31, 2012	$.55	$.55

October 31, 2012	$.55	$.55

At February 11, 2013, there were approximately 50 stockholders of record of our common stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

Dividends

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the Board of Directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

ITEM 6: SELECTED FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Corporate Overview and History

On March 28, 2008, we entered into an agreement with our then-President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, Tammy DuPerron, whereby we purchased a wellness program which she developed. The wellness program consists of various physical and mental activities designed for use by the elderly. The program’s goal was to keep the elderly physically active and mentally engaged and challenged. We intended to commence business operations by marketing the wellness program to resellers who would market and present the program in their communities. Effective August 28, 2011, we entered into a Licensing Agreement with a reseller, pursuant to which we received licensing revenue of $103,000 for the year ended October 31, 2011.

On June 28, 2012, Susanna Janse Van Vuuren entered into a Stock Purchase Agreement with Ms. DuPerron, pursuant to which Ms. DuPerron sold 4,000,000 shares of our common stock held by her to Ms. Van Vuuren, representing approximately 57.97% of the total issued and outstanding shares of common stock of the Company. Also on June 28, 2012, Ms. DuPerron resigned from all of her positions with the Company, and Susanna Janse Van Vuuren was elected as the sole director, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company.

On October 31, 2012, Ms. Van Vuuren entered into and performed a Securities Purchase Agreement pursuant to which she sold the 4,000,000 shares of common stock held by her to Tungsten 74 LLC, a Delaware limited liability company, for aggregate consideration of $311,108, or approximately $0.0778 per share, less any liabilities. The transaction is described in the Form 8-K filed by the Company with the Securities and Exchange Commission on November 16, 2012. Also on October 31, 2012, we increased to two directors the number of directors constituting the Board of Directors and appointed Dr. Nickolay Kukekov as a director to fill the vacancy created by such increased Board size. Furthermore, Ms. Van Vuuren submitted her resignation as a director, effective on or about November 26, 2012.

We have not achieved profitability since inception in 2008. As of the end of fiscal year 2012, we had no cash and we will need to obtain additional financing in 2013 in order to continue our current operations and to sustain our cash flow needs. Under our current strategy, we may seek to merge with one or more companies in other areas of business. Any such acquisition would likely require equity or debt financing. Our inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease operations.

Our auditors have qualified their report on our financial statements on a "going concern" basis; that is to say, our financial statements have been prepared assuming that we will continue as a going concern. Given our recurring losses from operations and our working capital deficiency as of October 31, 2012, there is substantial doubt of our ability to continue as a going concern.

At present we are not able to estimate when we will be able to generate sustained revenues.

Life Care Medical

We are currently in negotiations with Life Care Medical Devices Limited, a Hong Kong SAR corporation, with respect to a potential share exchange and reorganization agreement pursuant to which we would acquire Life Care Medical as our wholly-owned subsidiary. As currently contemplated, (a) Tungsten 74 LLC would deliver all of its common stock to us for cancellation and (b) the stockholders of Life Care Medical would exchange all of the issued and outstanding shares of Life Care Medical currently held by them for such number of shares of common stock as shall constitute approximately 83.4% of the then outstanding common stock. As the definitive agreement and other transaction documents are still being negotiated, we can give no assurance as to the ultimate form or terms of such proposed transaction or that it will be consummated at all.

Results of Operations

Results of Operations for the Fiscal Year Ended October 31, 2012 compared to the Fiscal Year Ended October 31, 2011

We earned no revenues during the fiscal year ended October 31, 2012, compared to revenues of $103,000 during the fiscal year ended October 31, 2011. The revenues in 2011 related to licensing fees under an August 28, 2011 Licensing Agreement with a reseller, which agreement was terminated on October 8, 2012.

We incurred operating expenses in the amount of $48,984 (2011 - $106,479) for the fiscal year ended October 31, 2012. These operating expenses were comprised of management fees of $6,000 (2011 - $6,000), general and administrative expenses of $36,984 (2010 - $94,479) and rent of $6,000 (2011 - $6,000).

Our net loss for the fiscal year ended October 31, 2012 was $48,984, compared to net losses of $3,479 for the fiscal year ended October 31, 2011, due to the revenues we received in 2011 of $103,0000 compared to nil in 2012.

We have not attained profitable operations and are dependent upon obtaining financing to continue operations. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

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

There are no current plans to seek private investment, although this would likely change in the event of the consummation of our proposed transaction with Life Care Medical. We do not have any current plans to raise funds through the sale of securities. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate certain persons and/or firms providing services to us or with whom we do business, although there can be no assurances that we will be successful in any of those efforts.

ITEM 7 A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and corresponding notes thereto called for by this item appear at the end of this document commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2012 fiscal year. This evaluation was conducted with the participation of our chief executive officer, who is also our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, our chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Internal Controls over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Currently, Management and Board review are being utilized to mitigate the risk of material misstatement in financial reporting, and also to ensure that existing internal controls remain effective. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of October 31, 2012.

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

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

Name	Age	Position with Registrant
Nickolay Kukekov	39	Chief Executive Officer and Director
Susanna Janse Van Vuuren	45	Former President, Chief Financial Officer, Treasurer, Secretary and Director

Nickolay V. Kukekov was appointed to serve as the Company’s Chief Executive Officer and as a director as of October 31, 2012. Since September 2012, Dr. Kukekov has served as the chief executive officer and director of Fits My Style, Inc., a development-stage company seeking to develop a website that will allow buyers of furnishings to simulate how their home or office could look before making a purchase. Dr. Kukekov currently serves as the managing director of Highline Research Advisors, a division of John Thomas Financial. Prior to forming Highline Research Advisors, Dr. Kukekov was the Managing Director of Healthcare Investment Banking at Summer Street Research from October 2010 to August 2012. In September 2009, Dr. Kukekov was a co-founder of the Healthcare Investment Banking group at Gilford Securities. From December 2007 to July 2009, Dr. Kukekov served as the managing director of Paramount BioCapital, where he ran the advisory, M&A and capital raising services for in-house private and public portfolio companies. Dr. Kukekov holds a Bachelor of Science degree in Molecular, Cellular and Developmental Biology from the University of Colorado at Boulder and a Ph.D. in Neuroscience from Columbia University, College of Physicians and Surgeons in New York.

Susanna Janse Van Vuuren has served as the Company’s President, Chief Financial Officer, Treasurer and Secretary since June 28, 2012, in each case until November 26, 2012. She is the owner of a chain of hair and nail studios in Western Australia. From 1990 to the present Susanna Janse Van Vuuren has been an entrepreneur starting, building and selling various businesses in the health and beauty industry.

Prior to June 28, 2012, Tammy DuPerron was our sole director, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary since inception.

Directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended October 31, 2012 all such filing requirements applicable to our officers and directors were complied with except that Ms. DuPerron was not timely in the filing of one report reflecting one transaction, and Ms. Van Vuuren was not timely in the filing of one report reflecting one transaction, and has not filed one report reflecting one transaction.

Corporate Governance

We operate with one director: Nickolay Kukekov. We do not have a standing Nominating, Compensation or Audit Committee.

ITEM 11: EXECUTIVE COMPENSATION

Presently, none of our current or resigning officers or directors have received or will receive any compensation for services rendered to us. We currently have no funds available to pay officers or directors. Further, none of the officers or directors are accruing any compensation pursuant to any agreement with us. We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees, nor do any of our executive officers have any “golden parachute” arrangement with us.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of October 31, 2012 by:

•	each director;

•	each person known by us to own beneficially 5% or more of our common stock;

•	each officer named in the summary compensation table elsewhere in this report; and

•	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise indicated below, to the best of our knowledge each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address of each beneficial owner of more than 5% of common stock is 464 Gorge Road, #3E, Cliffside Park, New Jersey 07910.

Name and address of beneficial owner	Amount of Beneficial Ownership of Common Stock	Percent of Common Stock (1)
Tungsten 74 LLC (2)	4,000,000	57.97%

Chromium 24, LLC (3)	584,482	8.47%

New World Merchant Partners LLC (4)	437,500	6.34%

Znatnov Andrey (5)	383,990	5.57%

Nickolay Kukekov (6)	—	—

Susanna Janse van Vuuren	—	—

All directors and executive officers as a group (2 people) (6)	—	—

(1)	Based on 6,900,000 shares of Common Stock issued and outstanding as of January 25, 2013.
(2)	Tungsten 74 LLC is controlled by Viacheslav Kriventsov. Dr. Nickolay Kukekov, our Chief Executive Officer and a director, is a non-controlling member of Tungsten 74 LLC, and disclaims beneficial ownership in Tungsten 74 LLC except to the extent of his pecuniary interest therein.
(3)	Chromium 24, LLC is controlled by John Kalem. Dr. Nickolay Kukekov is a non-controlling member of Chromium 24, LLC, and disclaims beneficial ownership in Chromium 24, LLC except to the extent of his pecuniary interest therein. Chromium 24, LLC’s address is 135 East 18th Street, New York, New York 10003.
(4)	New World Merchant Partners LLC is controlled by Andrew J. Glashow, and its address is 700 White Plains Road, Suite 317, Scarsdale, New York 10583.
(5)	Mr. Andrey’s address is 305 W. 50th Street, Apt. 25A, New York, New York 10019.
(6)	Does not include the shares held by Tungsten 74 LLC or Chromium 24, LLC, of which Dr. Kukekov is a non-controlling member.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, none of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Dr. Nickolay Kukekov, our Chief Executive Officer and a director, is a non-controlling member of Tungsten and of Chromium 24, LLC, which holds approximately 8.47% of our Common Stock. Tungsten is controlled by Viacheslav Kriventsov and Chromium 24, LLC is controlled by John Kalem. Dr. Kukekov further beneficially owns approximately 7.5% of Life Care Medical and, assuming the proposed transaction with Life Care Medical is consummated in its currently proposed form, will receive shares of our common stock equal to approximately 6.2% of our total common stock outstanding post-transaction.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the years ended October 31, 2012 and 2011, the aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the quarterly reviews and annual audit of our consolidated financial statements included in our quarterly reports on Form 10Q and our annual report on Form 10-K were:

	Year Ended	Year Ended
	October 31, 2011	October 31, 2012
Audit Fees and Audit Related Fees	$11,335	$12,130

Income Tax Fees	Nil	Nil

All Other Fees	Nil	Nil

Total	$11,335	$12,130

Our Board of Directors has not established any pre-approval policy or procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1*	Articles of Incorporation

3.2*	Bylaws

31.1	Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, Chief Executive Officer

31.2	Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Cheif Financial Officer

* filed as an exhibit to our registration statement on Form S-1 dated January 5, 2011

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Health in Harmony Inc.

By:	/s/ Nickolay Kukekov
Name: Nickolay Kukekov
Title: CEO

Date: February 13, 2013

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nickolay Kukekov	Chief Executive Officer and	February 13, 2013
Nickolay Kukekov	Director (principal executive and financial officer)

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Health In Harmony Inc. (A Development Stage Company)

Cliffside Park, New Jersey

We have audited the accompanying balance sheet of Health In Harmony Inc. (the “Company”) as of October 31, 2012 and 2011, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and period from March 26, 2008 (inception) through October 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health In Harmony Inc. as of October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended and for the period from March 26, 2008 (inception) through October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

February 5, 2013

HEALTH IN HARMONY INC.
(A Development Stage Company)
BALANCE SHEETS
Years ended October 31, 2012 and 2011

	October 31, 2012 - $ -	October 31, 2011 - $ -

ASSETS

Current assets
Cash	-	66,984
Total current assets	-	66,984
Total assets	-	66,984

LIABILITIES

Current liabilities
Accounts payable	-	20,000
Advance - related party	-	10,000
Total current liabilities	-	30,000

COMMITTMENTS

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
6,900,000 common shares as of October 31, 2012 and 2011	6,900	6,900
Additional paid in capital	81,100	69,100
Deficit accumulated during the development stage	(88,000)	(39,016)
Total stockholders’ equity	-	36,984
Total liabilities and stockholders’ equity	-	66,984

The accompanying notes are an integral part of these financial statements

HEALTH IN HARMONY INC.
(A Development Stage Company) STATEMENTS OF OPERATIONS

Years ended October 31, 2012 and 2011 and
Period from March 26, 2008 (Inception) through October 31, 2012

	Year ended October 31, 2012 - $ -	Year ended October 31, 2011 - $ -	Period from March 26, 2008 (Inception) to October 31, 2012 - $ -
Revenue	-	103,000	103,000

Less: Expenses
Impairment of asset	-	-	4,000
Management fees	6,000	6,000	27,500
Rent	6,000	6,000	27,500

General and administrative	36,984	94,479	132,000
Total operating expense	48,984	106,479	191,000
Loss from operations	(48,984)	(3,479)	88,000
Net loss	(48,984)	(3,479)	88,000

Basic and diluted loss per share	(0.01)	(0.00)

Weighted average number of common shares outstanding	6,900,000	6,900,000

The accompanying notes are an integral part of these financial statements

HEALTH IN HARMONY INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM March 26, 2008 (INCEPTION) TO October 31, 2012

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Number	- $ -	- $ -	- $ -	- $ -
Balance, March 26, 2008 (Inception)	-	-	-	-	-
Common shares issued for intangible asset	4,000,000	4,000	-	-	4,000
Donated services	-	-	7,000	-	7,000
Net loss	-	-	-	(11,000)	(11,000)
Balance, October 31, 2008	4,000,000	4,000	7,000	(11,000)	-
Donated services	-	-	12,000	-	12,000
Net loss	-	-	-	(12,000)	(12,000)
Balance, October 31, 2009	4,000,000	4,000	19,000	(23,000)	-
Common shares issued for cash	2,900,000	2,900	26,100	-	29,000
Donated services	-	-	12,000	-	12,000
Net loss	-	-	-	(12,537)	(12,537)
Balance, October 31, 2010	6,900,000	6,900	57,100	(35,537)	28,463
Donated services	-	-	12,000	-	12,000
Net loss	-	-	-	(3,479)	(3,479)
Balance, October 31, 2011	6,900,000	6,900	69,100	(39,016)	36,984
Donated services	-	-	12,000	-	12,000
Net loss	-	-	-	(48,984)	(48,984)
Balance, October 31, 2012	6,900,000	6,900	81,100	(88,000)	-

The accompanying notes are an integral part of these financial statements

HEALTH IN HARMONY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Years ended October 31, 2012 and 2011 and
Period from March 26, 2008 (Inception) through October 31, 2012

	Year ending October 31, 2012 - $ -	Year ending October 31, 2011 - $ -	Period from March 26, 2008 (Inception) through October 31, 2012 - $ -
CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	(48,984)	(3,479)	(88,000)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of intangible asset	-	-	4,000
Donated services	12,000	12,000	55,000
Change in:
Accounts payable	(20,000)	20,000	-
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(56,984)	28,521	(29,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	(10,000)	-	-
Proceeds from sale of common stock	-	-	29,000
CASH FLOWS PROVIDED BY (USED IN) BY FINANCING ACTIVITIES	(10,000)	-	29,000
NET CHANGE IN CASH	(66,984)	28,521	-
Cash, beginning of period	66,984	38,463	-
Cash, end of period	-	66,984	-

Supplemental cash flow information:
Interest paid	-	-	-
Taxes paid	-	-	-
Non-cash transactions:
Stock issued for acquisition of intangible asset	-	-	4,000

The accompanying notes are an integral part of these financial statements

HEALTH IN HARMONY INC.

NOTE TO FINANCIAL STATEMENTS

(A Development Stage Company)

October 31, 2012

Note 1 - NATURE OF OPERATIONS

Health In Harmony Inc. (the “Company”) was incorporated in the State of Nevada on March 26, 2008 and is in the development stage as defined by Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.

On March 31, 2008 the Company entered into an agreement with its President whereby it acquired a wellness program in exchange for 4,000,000 of its shares of common stock. The wellness program consists of various physical and mental activities aimed at the elderly. The Company intended to commence business operations by marketing the wellness program to re-sellers who would market and present the program in their communities.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in US dollars. The Company’s year-end is October 31.

These financial statements have been prepared on a going concern basis which assumes the Company will not be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors, related parties and/or issuance of common shares.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar. Occasional transactions may occur in Canadian dollars. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income (loss). The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Note 3 - RELATED PARTY TRANSACTIONS

The President of the Company provides management services and office premises to the Company at no charge. The donated management services and office premises are each valued at $500 per month. For the year ended October 31, 2012, a total of $6,000 for donated services and $6,000 for donated rent were charged to operations and recorded as additional paid in capital.

During the year ended October 31, 2010, an amount of $10,000 was received in cash as an advance from the previous president of the Company. The amount was paid back during the year ended October 31, 2012.

Note 4 – COMMON SHARES

In March 2008, the Company issued 4,000,000 common shares of the Company at $0.001 per share to the Company’s previous president for acquisition of an intangible asset.

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

Another change of control occurred on October 31, 2012 when Ms. Van Vurren, the owner of an aggregate of 4,000,000 shares of common stock of the Company representing approximately 58.0% of its issued and outstanding common stock, entered sold her shares to Tungsten 74 LLC, a Delaware limited liability company controlled by Viacheslav Kriventsov. In connection with this change in control, Ms. Van Vurren resigned as an officer and Director, and Mr. Krivenstov was appointed the Chief Executive Officer and Director of the Company.

Note 5 – INCOME TAXES

Deferred income taxes reflect the net effect of:

(a)	temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income taxes reporting purposes, and
(b)	net operating loss carry-forwards.

No net provision for refundable U.S. Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized. Summaries of the Company’s annual tax provision and the Company’s deferred tax asset are presented in the tables below (rounded to 000’s).

	For the Year Ended October 31, 2012	For the Year Ended October 31, 2011
Net operating loss	$49,000	$4,000
Statutory tax rate	34%	34%
Refundable federal income tax attributable to current operations	17,000	1,000
Change in valuation allowance	(17,000)	(1,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is:

	October 31, 2012	October 31, 2011
Deferred tax asset attributed to:

Net operating loss	$30,000	$13,000

Less, valuation allowance	(30,000)	(13,000)

Net deferred tax assets	$-	$-

The Company has non-capital losses carried forward of approximately $89, 000 which expire beginning in 2029. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures, have not been recognized in these financial statements.

Note 6 – SUBSEQUENT EVENTS

As of November 14, 2012, the Board of Directors of the Company unanimously adopted resolutions approving the following actions:

•	To amend the Company’s Articles of Incorporation, as amended to date, to increase the number of authorized shares of common stock from 75,000,000 to 100,000,000;

•	To amend the Company’s Articles of Incorporation to authorize 10,000,000 shares of “blank check” preferred stock;

•	To approve a 2-for-1 forward stock split of the issued and outstanding shares of the Company’s common stock; and

•	To authorize, but not require, the Company’s Board of Directors to amend the Company’s Articles of Incorporation to effect a change of the Company’s name from “Health in Harmony, Inc.” to “Life Care Medical Devices Limited”.

As of the close of business on November 14, 2012, the Company has received written consents approving the aforementioned actions from the holder of a majority of the Company’s outstanding shares of common stock. However, none of the aforementioned actions have been implemented as of the filing of this Annual Report on Form 10-K. The earliest that the Company expect to implement such actions would be at or around March 4, 2013.