Form 10-K/A
period 2012-10-31
Health in Harmony, Inc.
filed 2013-03-14
CIK 1508363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-136167

HEALTH IN HARMONY INC.

(Name of small business issuer in its charter)

Nevada	98-0576696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

464 George Road, #3E

Cliffside Park, New Jersey 07910

(Address of principal executive offices)

(917) 952-9791

(Issuer’s telephone number)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
None	None

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

Explanatory Note

Health In Harmony Inc. is filing this Amendment No. 1 (the "Amendment") on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended October 31, 2012 (the "Report") that was filed with the Securities and Exchange Commission on February 14, 2013, for the purpose of furnishing Exhibit 101 - Interactive Data File (XBRL Exhibit), which was not included with the original filing.

This Amendment does not reflect any subsequent events occurring after the original filing date of the Report and does not modify or update in any way disclosures made in the Report except to furnish the exhibit described above that should have been attached to the original filing.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, Chief Executive Officer
31.2	Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Cheif Financial Officer
101	The following materials from the Health In Harmony Inc. Annual Report on Form 10-K for the period ended October 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets at October 31, 2012 and 2011, (ii) the Statements of Operations for the years ended October 31, 2012 and 2011and the period from March 26, 2008 (inception) through October 31, 2012, (iii) the Statements of Stockholders' Equity for the period from March 26, 2008 (inception) to October 31, 2012, (iv) the Statements of Cash Flows for the years ended October 31, 2012 and 2011 and the period from March 26, 2008 (inception) through October 31, 2012, (v) related notes to the financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* filed as an exhibit to our registration statement on Form S-1 dated January 5, 2011

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Health in Harmony Inc.

By: /s/ Nickolay Kukekov
Name: Nickolay Kukekov
Title: CEO

Date: March 13, 2013

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Nickolay Kukekov Nickolay Kukekov	Chief Executive Officer and Director (principal executive and financial officer)	March 13, 2013