Form 10-Q
period 2013-01-31
Health in Harmony, Inc.
filed 2013-03-25
CIK 1508363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 000-54632

HEALTH IN HARMONY INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0576696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

464 George Road, #3E Cliffside Park, New Jersey	07910
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(917) 952-9791

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No   ☐

The number of shares outstanding of the issuer’s common stock as at March 20, 2013 is 6,900,000.

Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “the Company” mean Health in Harmony Inc., unless otherwise indicated.

PART I

Item 1. Financial Statements.

HEALTH IN HARMONY INC.

(A Development Stage Company)

BALANCE SHEET

(Unaudited)

	January 31, 2013 - $ -	October 31, 2012 - $ -

ASSETS

Current assets
Total current assets	-	-
Total assets	-	-

LIABILITIES

Current liabilities
Accounts payable	6,000	-
Total current liabilities	6,000	-

COMMITTMENTS

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001 Issued and outstanding:
6,900,000 common shares as of January 31, 2013 and October 31, 2012	6,900	6,900
Additional paid in capital	81,100	81,100
Deficit accumulated during the development stage	(94,000)	(88,000)
Total stockholders’ equity	(6,000)	-
Total liabilities and stockholders’ equity	-	-

The accompanying notes are an integral part of these financial statements

HEALTH IN HARMONY INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three months ended January 31, 2013 and 2012
Period from March 26, 2008 (Inception) to January 31, 2013
(Unaudited)

	Three Months Ended January 31, 2013 - $ -	Three Months Ended January 31, 2012 - $ -	Period from March 26, 2008 (Inception) to January 31, 2013 - $ -
Revenue	-	-	103,000

Less: Expenses
Impairment of asset	-	-	4,000
Management fees	-	1,500	27,500
Rent	-	1,500	27,500

General and administrative	6,000	11,013	138,000
Total operating expense	6,000	14,013	197,000
Loss from operations	(6,000)	(14,013)	(94,000)
Net loss	(6,000)	(14,013)	(94,000)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding	6,900,000	6,900,000

The accompanying notes are an integral part of these financial statements

HEALTH IN HARMONY INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
Three months ended January 31, 2013 and 2012 Period from March 26, 2008 (Inception) through January 31, 2013 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Number	- $ -	- $ -	- $ -	- $ -
Balance, March 26, 2008 (Inception)	-	-	-	-	-
Common shares issued for intangible asset	4,000,000	4,000	-	-	4,000
Donated services	-	-	7,000	-	7,000
Net loss	-	-	-	(11,000)	(11,000)
Balance, October 31, 2008	4,000,000	4,000	7,000	(11,000)	-
Donated services	-	-	12,000	-	12,000
Net loss	-	-	-	(12,000)	(12,000)
Balance, October 31, 2009	4,000,000	4,000	19,000	(23,000)	-
Common shares issued for cash	2,900,000	2,900	26,100	-	29,000
Donated services	-	-	12,000	-	12,000
Net loss	-	-	-	(12,537)	(12,537)
Balance, October 31, 2010	6,900,000	6,900	57,100	(35,537)	28,463
Donated services	-	-	12,000	-	12,000
Net loss	-	-	-	(3,479)	(3,479)
Balance, October 31, 2011	6,900,000	6,900	69,100	(39,016)	36,984
Donated services	-	-	12,000	-	12,000
Net loss	-	-	-	(48,984)	(48,984)
Balance, October 31, 2012	6,900,000	6,900	81,100	(88,000)	-
Net loss	-	-	-	(6,000)	(6,000)
Balance, January 31, 2013	6,900,000	6,900	69,100	(94,000)	(6,000)

The accompanying notes are an integral part of these financial statements

HEALTH IN HARMONY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Three months ended January 31, 2013 and 2012
Period from March 26, 2008 (Inception) through January 31, 2013 (Unaudited)

	Three Months ended January 31, 2013 - $ -	Three Months ended January 31, 2012 - $ -	Period from March 26, 2008 (Inception) through January 31, 2013 - $ -
CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	(6,000)	(14,013)	(94,000)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of intangible asset	-	-	4,000
Donated services	-	3,000	55,000
Change in:
Accounts payable	6,000	-	6,000
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	(11,013)	(29,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	-	-
Proceeds from sale of common stock	-	-	29,000
CASH FLOWS PROVIDED BY (USED IN) BY FINANCING ACTIVITIES	-	-	29,000
NET CHANGE IN CASH	-	(11,013)	-
Cash, beginning of period	-	66,984	-
Cash, end of period	-	55,971	-

Supplemental cash flow information:
Interest paid	-	-	-
Taxes paid	-	-	-
Non-cash transactions:
Stock issued for acquisition of intangible asset	-	-	4,000

The accompanying notes are an integral part of these financial statements

HEALTH IN HARMONY INC.
NOTE TO FINANCIAL STATEMENTS
(A Development Stage Company)
October 31, 2012 (unaudited)

Note 1 - NATURE OF OPERATIONS

Health In Harmony Inc. (the “Company”) was incorporated in the State of Nevada on March 26, 2008 and is in the development stage as defined by Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.

On March 31, 2008, the Company entered into an agreement with its President whereby it acquired a wellness program in exchange for 4,000,000 of its shares of common stock. The wellness program consists of various physical and mental activities aimed at the elderly. The Company intended to commence business operations by marketing the wellness program to re-sellers who would market and present the program in their communities.

During November, 2012, the Board of Directors of the Company unanimously adopted resolutions approving the following actions:

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

As of the close of business on March 22, 2012, the Company has received written consents approving the aforementioned actions from the holder of a majority of the Company’s outstanding shares of common stock. However, none of the aforementioned actions have been implemented as of the filing of this Quarterly Report on Form 10-Q. The earliest that the Company expect to implement such actions would be at or around March 25, 2013.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Note 3 - RELATED PARTY TRANSACTIONS

The former President of the Company provided management services and office premises to the Company at no charge. The donated management services and office premises are each valued at $500 per month. The President of the Company ceased providing donated services as of November 1, 2012.

Note 4 - COMMON SHARES

In March 2008, the Company issued 4,000,000 common shares of the Company at $0.001 per share to the Company’s previous president for acquisition of an intangible asset.

During the year ending October 31, 2010, the Company issued 2,900,000 common shares of the Company’s common shares for $0.01 per share.

The Company underwent a change in management and control effective June 28, 2012, whereby approximately 58% of the Company’s outstanding shares were sold in a private transaction by Tammy DuPerron to Susanna Janse Van Vuuren. In connection therewith, Ms. Van Vuuren replaced Ms. DuPerron as President, Secretary/Treasurer and Chief Executive Officer of the Company.

Another change of control occurred on October 31, 2012 when Ms. Van Vuuren, the owner of an aggregate of 4,000,000 shares of common stock of the Company representing approximately 58.0% of its issued and outstanding common stock, sold her shares to Tungsten 74 LLC, a Delaware limited liability company controlled by Viacheslav Kriventsov. In connection with this change in control, Ms. Van Vuuren resigned as an officer and Director, and Dr. Nickolay Kukekov, a non-controlling member of Tungsten 74 LLC, was appointed the Chief Executive Officer and Director of the Company.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

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

We have not achieved profitability since inception in 2008. As of January 31, 2013, we had no cash and we will need to obtain additional financing in 2013 in order to continue our current operations and to sustain our cash flow needs. Under our current strategy, we may seek to merge with one or more companies in other areas of business. Any such acquisition would likely require equity or debt financing. Our inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease operations.

Our auditors have qualified their report on our financial statements on a "going concern" basis; that is to say, our financial statements have been prepared assuming that we will continue as a going concern. Given our recurring losses from operations and our working capital deficiency as of January 31, 2013, there is substantial doubt of our ability to continue as a going concern.

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

Results of Operations

Three-Month Period Ended January 31, 2013 and 2012

We did not earn any revenues during the three-month period ended July 31, 2013 or the three-month period ended January 31, 2012.

We incurred operating expenses in the amount of $6,000 for the three-month period ended January 31, 2013, compared to $14,013 for the three-month period ended January 31, 2012. The operating expenses for the three-month period ended January 31, 2013 are comprised entirely of general and administration expenses, compared to operating expenses for the three-month period ended January 31, 2012 being comprised of $11,013 of general and administration expenses, $1,500 of donated rent and $1,500 of donated management fees.

Liquidity and Capital Resources

We do not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We need funding to undertake our operations at our current level. Private capital, if sought, will be sought from private and institutional investors. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we intend to use our securities to compensate employees/consultants and independent contractors wherever appropriate.

We will incur ongoing expenses associated with professional fees for accounting, legal, and a host of other expenses for annual reports, quarterly reports and proxy statements. We estimate that these costs could range up to $50,000 per year. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use non-cash means of settling obligations and compensate certain independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2013. This evaluation was conducted with the participation of our principal executive and financial officer. Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

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

Conclusions

Based upon the evaluation of our controls, our principal executive and financial officer has concluded that, subject to the limitations noted above, and except for insufficient processes in place to ensure timely reporting of our Form 10-K for the fiscal year ended October 31, 2012 which we believe have been corrected, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.

Changes in internal control over financial reporting

There have been no changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Health In Harmony, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statements of Operations, (iii) Statements of Stockholders' Equity, (iv) Statement of Cash Flows, and (vi) related Notes to the Unaudited Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Health in Harmony Inc.

By:	/s/ Nickolay Kukekov
Name: Nickolay Kukekov
Title: CEO

Date: March 21, 2013

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nickolay Kukekov	Chief Executive Officer and	March 21, 2013
Nickolay Kukekov	Director (principal executive and financial officer)