Form 10-Q/A
period 2013-01-31
Health in Harmony, Inc.
filed 2013-03-29
CIK 1508363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares outstanding of the issuer’s common stock as at March 25, 2013 is 13,800,000.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2013 (the “Original Quarterly Report”). This Form 10-Q/A is being filed to retrospectively present (a) the balance sheets as of January 31, 2013 and October 31, 2012, (b) the statements of operation for the three months ended January 31, 2013 and 2012 and for the period from March 26, 2008 (inception) to January 31, 2013, (c) the statements of cash flows for the three months ended January 31, 2013 and 2012 and the period from March 26, 2008 (inception) through January 31, 2013 and (d) certain footnote disclosures thereto.

The need to retrospectively present these interim financial statements resulted from the Company’s accounting for its (a) 2 for 1 forward stock split (the “Stock Split”) which became effective on March 25, 2013 and (b) the inclusion of a subsequent events footnote to disclose the amendment to the Company’s charter to effect an increase in its authorized shares to 100,000,000, to provide for up to 10,000,000 shares of “blank check” preferred stock and to effect the Stock Split.

Except as described above and to correct some typographical errors, no other sections have been amended from the Original Quarterly Report. The Company has not updated the Original Quarterly Report for any other events that have occurred subsequent to the filing of the Original Quarterly Report.

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

COMMITTMENTS

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
100,000,000 common shares with a par value of $0.001 Issued and outstanding:
13,800,000 common shares as of January 31, 2013 and October 31, 2012	13,800	13,800
Additional paid in capital	74,200	74,200
Deficit accumulated during the development stage	(94,000)	(88,000)
Total stockholders’ equity	(6,000)	-
Total liabilities and stockholders’ equity	-	-

The accompanying notes are an integral part of these financial statements

HEALTH IN HARMONY INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three months ended January 31, 2013 and 2012
Period from March 26, 2008 (Inception) to January 31, 2013
(Unaudited)

	Three Months Ended January 31, 2013 - $ -	Three Months Ended January 31, 2012 - $ -	Period from March 26, 2008 (Inception) to January 31, 2013 - $ -
Revenue	-	-	103,000

Less: Expenses
Impairment of asset	-	-	4,000
Management fees	-	1,500	27,500
Rent	-	1,500	27,500
General and administrative	6,000	11,013	138,000
Total operating expense	6,000	14,013	197,000
Loss from operations	(6,000)	(14,013)	(94,000)
Net loss	(6,000)	(14,013)	(94,000)

Basic and diluted net loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding basic and diluted	13,800,000	13,800,000

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
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)
January 31, 2013 (unaudited)

Note 1 - NATURE OF OPERATIONS

Health In Harmony Inc. (the “Company”) was incorporated in the State of Nevada on March 26, 2008 and is in the development stage as defined by Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.

On March 31, 2008, the Company entered into an agreement with its President whereby it acquired a wellness program in exchange for 8,000,000 of its shares of common stock. The wellness program consists of various physical and mental activities aimed at the elderly. The Company intended to commence business operations by marketing the wellness program to re-sellers who would market and present the program in their communities.

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

As of the close of business on March 22, 2013, the Company has received written consents approving the aforementioned actions from the holder of a majority of the Company’s outstanding shares of common stock.

On March 25, 2013, the Company effected a 2-for-1 forward split of its common stock, so that for every one share of common stock outstanding, the holder thereof would receive an additional share of common stock. In accordance with United States generally accepted accounting principles, all share and per share amounts have been retroactively recast to reflect such forward split.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2013. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended January 31, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013.

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

Note 4 - COMMON STOCK

In March 2008, the Company issued 8,000,000 common shares of the Company at $0.0005 per share to the Company’s previous president for acquisition of an intangible asset.

During the year ending October 31, 2010, the Company issued 5,800,000 common shares of the Company’s common shares for $0.005 per share.

The Company underwent a change in management and control effective June 28, 2012, whereby approximately 58% of the Company’s outstanding shares were sold in a private transaction by Tammy DuPerron to Susanna Janse Van Vuuren. In connection therewith, Ms. Van Vuuren replaced Ms. DuPerron as President, Secretary/Treasurer and Chief Executive Officer of the Company.

Another change of control occurred on October 31, 2012 when Ms. Van Vuuren, the owner of an aggregate of 8,000,000 shares of common stock of the Company representing approximately 58.0% of its issued and outstanding common stock, sold her shares to Tungsten 74 LLC, a Delaware limited liability company controlled by Viacheslav Kriventsov. In connection with this change in control, Ms. Van Vuuren resigned as an officer and Director, and Dr. Nickolay Kukekov, a non-controlling member of Tungsten 74 LLC, was appointed the Chief Executive Officer and Director of the Company.

Note 5 - SUBSEQUENT EVENTS

On March 25, 2013, the Company filed an amendment to its Articles of Incorporation to:

•	Increase the number of authorized shares of its common stock to 100,000,000;

•	Authorize 10,000,000 shares of “blank check” preferred stock; and

•	Approve a 2-for-1 forward split of its common stock, so that for every one share of common stock outstanding, the holder thereof would receive an additional share of common stock.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

On June 28, 2012, Susanna Janse Van Vuuren entered into a Stock Purchase Agreement with Ms. DuPerron, pursuant to which Ms. DuPerron sold 4,000,000 (8,000,000 post-split) shares of our common stock held by her to Ms. Van Vuuren, representing approximately 57.97% of the total issued and outstanding shares of common stock of the Company. Also on June 28, 2012, Ms. DuPerron resigned from all of her positions with the Company, and Susanna Janse Van Vuuren was elected as the sole director, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company.

On October 31, 2012, Ms. Van Vuuren entered into and performed a Securities Purchase Agreement pursuant to which she sold the 8,000,000 shares of common stock held by her to Tungsten 74 LLC, a Delaware limited liability company, for aggregate consideration of $311,108, or approximately $0.0389 per share, less any liabilities. The transaction is described in the Form 8-K filed by the Company with the Securities and Exchange Commission on November 16, 2012. Also on October 31, 2012, we increased to two directors the number of directors constituting the Board of Directors and appointed Dr. Nickolay Kukekov as a director to fill the vacancy created by such increased Board size. Furthermore, Ms. Van Vuuren submitted her resignation as a director, effective on or about November 26, 2012.

On March 25, 2013, we filed an amendment to our Articles of Incorporation to:

•	Increase the number of authorized shares of its common stock to 100,000,000;

•	Authorize 10,000,000 shares of “blank check” preferred stock; and

•	Approve a 2-for-1 forward split of its common stock, so that for every one share of common stock outstanding, the holder thereof would receive an additional share of common stock.

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

Results of Operations

Three-Month Period Ended January 31, 2013 and 2012

We did not earn any revenues during the three-month periods ended January 31, 2013 or 2012.

We incurred operating expenses in the amount of $6,000 for the three-month period ended January 31, 2013, compared to $14,013 for the three-month period ended January 31, 2012. The operating expenses for the three-month period ended January 31, 2013 are comprised entirely of general and administrative expenses, compared to operating expenses for the three-month period ended January 31, 2012 being comprised of $11,013 of general and administrative expenses, $1,500 of donated rent and $1,500 of donated management fees.

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

Conclusions

Based upon the evaluation of our controls, our principal executive and financial officer has concluded that, subject to the limitations noted above, and except for insufficient processes in place to ensure timely reporting of our Form 10-K for the fiscal year ended October 31, 2012 and our Form 10-Q for the fiscal quarter ended January 31, 2013 which we believe have been corrected, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.

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

Date: March 28, 2013

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nickolay Kukekov	Chief Executive Officer and	March 28, 2013
Nickolay Kukekov	Director (principal executive and financial officer)